Form 10-Q
period 2001-09-30
SHAFFER DIVERSIFIED FUND LP
filed 2001-11-16
CIK 1123429

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                                   (Mark One)

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                       or

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                        Commission file number 333-46550

                          SHAFFER DIVERSIFIED FUND, LP
                          ----------------------------
             (Exact name of Registrant as specified in its Charter)

                   Delaware                        13-4132934
                   --------                        ----------
            (State of formation)         (I.R.S Employer Identification No.)

               925 Westchester Ave
             White Plains, New York                 10604
             ----------------------               ----------
             (Address of principal                (Zip Code)
               executive offices)

        Registrant's telephone number, including area code: 800-352-5265



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes [  ]         No [ X ]

We have not been subject to the filing requirements for 90 days.

                             SHAFFER DIVERSIFIED FUND, LP

                                      INDEX

PART I - FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------

  Item 1.   Financial Statements

            Statement of Financial Position                                 3
            as of September 30, 2001 (unaudited)
            and December 31, 2000 audited

            Statements of Operations (unaudited) for the                    4
            Nine Months ended September 30, 2001, for the
            Three Months ended September 30, 2001 and from inception August 29, 2000 to September 30, 2000

            Statements of Cash Flows (uaudited) for the                     5
            Nine Months Ended September 30, 2001 and from inception August 29, 2000 to September 30, 2000

            Statements of Changes in Partners' Capital                      6
            (unaudited) for the Nine Months Ended September 30,
            2001 and from inception August 29, 2000 to September 30, 2000

            Notes to Financial Statements (unaudited)                       7


  Item 2.   Management's Discussion and Analysis                            9
            of Financial Condition and Results of Operations

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk      11

PART II - OTHER INFORMATION                                                 12
---------------------------

  Item 1.   Legal Proceedings

  Item 2.   Changes in Securities and Use of Proceeds

  Item 3.   Defaults Upon Senior Securities

  Item 4.   Submission of Matters to a Vote of Security Holders

  Item 5.   Other Information

  Item 6.   Exhibits and Reports on Form 8-K



--------------------------------------------------------------------------------

                          SHAFFER DIVERSIFIED FUND, LP

                        Statement of Financial Condition

                         September 30, 2001 (Unaudited)
                         and December 31, 2000 (Audited)


                                                                              September 30,           December 31,
                                                                                  2001                    2000

ASSETS
Cash and cash equivalents                                                   $             684      $            1,916
                                                                            ==================     ===================


PARTNERS' CAPITAL                                                           $             684      $            1,916
                                                                            ==================     ===================



                    See accompanying notes to financial statements.






--------------------------------------------------------------------------------
                                       3

                          SHAFFER DIVERSIFIED FUND, LP

                             Statement of Operations



                                                                    Nine Months      Three Months          Inception
                                                                       Ended            Ended             Aug 29, 2000 -
                                                                    September 30,    September 30,         September 30,
                                                                        2001             2001                   2000

INCOME
  Futures trading gains (losses)
    Realized                                                     $              0  $             0  $                   0
    Gain (loss) from futures trading                                            0                0                      0
                                                                 ----------------- ---------------- ----------------------
                                                                 $              0  $             0  $                   0
OPERATING EXPENSES
  General and administrative                                                1,316              633                      0
                                                                 ----------------- ---------------- ----------------------

  NET INCOME (LOSS)                                              $        (1,316)  $         (633)  $                   0
                                                                 ================= ================ ======================


NET INCOME (LOSS) PER GENERAL
AND LIMITED PARTNERS UNITS
(based on weighted average number of
units outstanding during the period)                             $        (1,316)  $         (633)  $                   0
                                                                 ================= ================ ======================


INCREASE (DECREASE) IN NET
ASSET VALUE PER GENERAL
AND LIMITED PARTNER UNITS                                        $        (1,316)  $         (633)  $                   0
                                                                 ================= ================ ======================



                 See accompanying notes to financial statements





--------------------------------------------------------------------------------

                       SHAFF SHAFFER DIVERSIFIED FUND, LP

                            Statements of Cash Flows



                                                                                                         Inception
                                                                             Nine Months Ended         Aug 29, 2000 -
                                                                              Sept 30, 2001             Sept 30, 2000

CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
    Net Income (loss)                                                      $     (1,316)             $                  0
    Adjustments to reconcile net income (loss)
    to net cash (for) operating activities
        Net change in unrealized                                                       0                                0
                                                                          ---------------           ----------------------

          Net cash (for) operating activities                                    (1,316)                                0

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES                                             0                                0
                                                                          ---------------           ----------------------
                                                                                       0                                0

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
    Proceeds of units issued                                                           0                            2,000
                                                                          ---------------           ----------------------

          Net cash from financing activities                                           0                            2,000
                                                                          ---------------           ----------------------

          Net increase (decrease) in cash                                        (1,316)                            2,000
              and cash equivalents

CASH AND CASH EQUIVALENTS
    Beginning of period                                                            2,000                                0
                                                                           ---------------           ----------------------

    End of period                                                          $         684             $              2,000
                                                                           ===============           ======================





                 See accompanying notes to financial statements




--------------------------------------------------------------------------------
                                       5

                          SHAFFER DIVERSIFIED FUND, LP

           Statement of Changes in Partners' Capital (Net Asset Value)

                For the Nine Months Ended September 30, 2001 and
                Inception August 29, 2000 to September 30, 2000

                                                                                    PARTNERS' CAPITAL
                                                     -------------------------------------------------------------------------------

                                                     GENERAL                     LIMITED                    TOTAL
                                                     -------------------------------------------------------------------------------
                                                     UNITS         AMOUNT        UNITS         AMOUNT       UNITS         AMOUNT
                                                     -------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30, 2001

Balances at December 31, 2000                        1             1,000         1             1,000        2             2,000

Net income (loss) for the nine months
  ended September 30, 2001                                         (658)         0             (658)        0             (1,316)

Additions                                            0             0             0             0            0             0

Redemptions                                          0             0             0             0            0             0

Offering costs                                                     0                           0                          0
                                                     -------------------------------------------------------------------------------

Balances at September 30, 2001                       1             342           1             342          2             684
                                                     ===============================================================================


INCEPTION AUGUST 29, 2000 to SEPTEMBER 30, 2000

Additions                                            1             1,000         1             1,000        2             2,000
                                                     -------------------------------------------------------------------------------

Balances at September 30, 2000                       1             1,000         1             1,000        2             2,000
                                                     ===============================================================================

                                                     Net Asset Value Per General and Limited Partner Unit
                                                     -------------------------------------------------------------------------------

                                                      September 30,                             September 30,
                                                          2001                                      2000
                                                     ---------------                           --------------

                                                     342                                       342
                                                     ===============                           ==============


                 See accompanying notes to financial statements.

--------------------------------------------------------------------------------
                                       6

                          SHAFFER DIVERSIFIED FUND, LP

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)


The financial statements are unaudited (except for the balance sheet information as of December 31, 2000, which is derived from the Fund's audited financial statements) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the notes thereto, together with management's discussion and analysis of financial condition and results of operations. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2001, or any future interim period.


Note 1.  Organization

Shaffer Diversified Fund, LP (the "Partnership") is a Delaware limited partnership formed on August 29, 2000 that intends to operate as a commodity investment pool. The Partnership's objective will be the appreciation of its assets through speculative trading of commodity futures contracts.

The Partnership filed a registration statement with the Securities and Exchange Commission on September 25, 2000 and the SEC declared the registration effective on October 16, 2001. The Partnership will be subject to regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934. As a commodity investment pool, the Partnership will be subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States ("US") government which regulates most aspects of the commodity future industry; the rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Partnership executes transactions. Additionally, the Partnership will be subject to the requirements of Futures Commission Merchants or Brokers through which the Partnership will trade.

The Partnership will continue until December 31, 2025 unless earlier terminated. However, if the Partnership's investments experience a substantial decline in value, as defined in the Partnership Agreement, the Partnership will be dissolved.

Note 2.  Related Party Transactions

The General Partner of the Partnership is Shaffer Asset Management, Inc. (the "General Partner"), which will conduct and manage the business of the Partnership. The General Partner is also the commodity-trading advisor of the Partnership.

The Partnership will pay for management and servicing at an annual rate of 5% of monthly net asset value of the Partnership, calculated and payable monthly. Such fees will be allocated between the General Partner and the selling agents as follows: 3.75% to the General Partner and 1.25% to the selling agents during the first 12 months after an investment is made and 1% to the General Partner and 4% to the selling agents thereafter for various services performed on an ongoing basis.

Investors will be charged a 5% sales commission of which the General Partner will receive approximately 20%.

The General Partner will share in all Partnership income and losses to the extent of its interest in the Partnership. The General Partner will also receive on a quarterly basis an incentive allocation from the Partnership equivalent to 15% per year of any increase in the cumulative appreciation of the net asset value of the Partnership, as defined in the Partnership Agreement.

The General Partner has agreed to maintain a minimum net worth of not less than the greater of $50,000 or 5% of contributions made to the Partnership as further defined in the Partnership Agreement. The General Partner will also be required to maintain a minimum capital contribution to the Partnership of the greater of $25,000 or 1% of contributions made to the Partnership as further defined in the Partnership Agreement.

--------------------------------------------------------------------------------

The General Partner will pay all expenses associated with the organization of the Partnership and the initial offering of the Units of the limited and general partnership interest in the Partnership. Partnership operating expenses, (excluding continuing service fees, management fees, incentive allocations, brokerage commissions and extraordinary expenses) in excess of 0.5% of the average monthly net asset value of the Partnership will be reimbursed by the General Partner.

Note 3.  Redemptions

A limited partner may request and receive redemption of its units owned, subject to restrictions in the Partnership Agreement. Early redemption fees charged to the limited partner apply through the first twelve months following purchase ranging from 1% to 4% based on length of investment. After twelve months following purchase of a Unit, no redemption fees will charges. These fees will be paid to the General Partner.

Note 4.  Trading Activities and Related Risks

The Partnership will engage in the speculative trading of US commodity futures contracts, which are derivative financial instruments. The Partnership will be exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform.

Purchase and sale of futures contracts requires margin deposits with the Commodity Broker. In the event of a broker's insolvency, it is possible that the recovered amount of margin deposits could be less than the total property deposited.

The amount of required margin and good faith deposits with the broker usually ranges from 10% to 40% of net asset value.

Note 5.  Income Taxes

The Partnership is not subject to income taxes. The partners report their allocable share of income, expense and trading gains or losses on their own tax returns.

Note 6.  Subsequent Event

The fund is currently in its initial offering period and will not commence trading until release of funds from escrow.







--------------------------------------------------------------------------------
                                       8

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW
Shaffer Diversified Fund, LP is a limited partnership organized on August 29, 2000 under the Delaware Revised Uniform Limited Partnership Act as an investment vehicle that allows investors to include commodity futures contracts traded on the United States commodity futures markets in their portfolios in the same way that they include mutual funds, money market funds and limited partnerships in other areas. The Fund has not commenced trading activities. The only transactions to date have been the organization of the Fund, the preparation of the offering and the capital contributions by Shaffer Asset Management and by Daniel S. Shaffer, the initial limited partner. The Fund has no operating history.

LIQUIDITY
The Fund will deposit its assets with the commodity brokers in a separate futures trading account established for the trading advisor, which assets are used as margin to engage in trading. The assets are held in either non-interest-bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. The Fund's assets held by the commodity broker may be used as margin solely for the Fund's trading. Since the Fund's sole purpose is to trade in futures, it is expected that the Fund will continue to own such liquid assets for margin purposes.

The Fund's investment in futures may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuations limits" or "daily limits." Trades may not be executed at prices beyond the daily limit. If the price for a particular futures contract has increased or decreased by an amount equal to the daily limit, positions in that futures contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Fund from promptly liquidating its futures contract and result in restrictions on redemptions.

CAPITAL RESOURCES
The Fund does not have, or expect to have, any capital assets. Redemptions, exchanges and sales of additional units in the future will affect the amount of funds available for investments in futures interests in subsequent periods. It is not possible to estimate the amount and therefore the impact of future redemptions.

FINANCIAL INSTRUMENTS
The Fund will be a party to financial instruments with elements of off-balance sheet market and credit risk. The Fund may trade futures in interest rates, currencies, energies, grains and precious metals. In entering into these contracts, the Fund will be subject to the market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the positions held by the Fund at the same time, and if the trading advisor was unable to offset positions of the Fund, the Fund could lose all of its assets and investors would realize a 100% loss.

In addition to market risk, in entering into futures contracts there is a credit risk to the Fund that the counterparty on a contract will not be able to meet its obligations to the Fund. The ultimate counterparty or guarantor of the Fund for futures contracts traded on the U.S. exchanges in which the Fund trade is the clearinghouse associated with such exchange. In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member's customers, which should significantly reduce this credit risk. For example, a clearinghouse may cover a default by drawing upon a defaulting member's mandatory contributions and/or non-defaulting members' contributions to a clearinghouse guarantee fund, established lines or letters of credit with banks, and/or the clearinghouse's surplus capital and other available assets of the exchange and clearinghouse, or assessing its members.



--------------------------------------------------------------------------------

There is no assurance that a clearinghouse or exchange will meet its obligations to the Fund, and the general partner and commodity brokers will not indemnify the Fund against a default by such parties. Further, the law is unclear as to whether a commodity broker has any obligation to protect its customers from loss in the event of an exchange or clearinghouse defaulting on trades effected for the broker's customers.

Shaffer Asset Management will deal with these credit risks of the Fund in several ways. It will monitor the Fund's credit exposure to each exchange on a daily basis, calculating not only the amount of margin required for it but also the amount of its unrealized gains at each exchange, if any. The commodity brokers will inform the Fund, as with all their customers, of its net margin requirements for all its existing open positions, but do not break that net figure down, exchange by exchange.



--------------------------------------------------------------------------------
                                       10

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Fund is a commodity pool involved in the speculative trading of futures. The Fund has not commenced trading activities. The market sensitive instruments to be held by the Fund will be acquired for speculative trading purposes only and, as a result, all or substantially all of the Fund's assets will be at risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is central, not incidental, to the Fund's main business activities.

The futures traded by the Fund involve varying degrees of market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities. Fluctuations in market risk based upon these factors result in frequent changes in the fair value of the Fund's open positions, and, consequently, in its earnings and cash flow.

The Fund's total market risk will be influenced by a wide variety of factors, including the diversification among the Fund's open positions, the volatility present within the markets, and the liquidity of the markets. At different times, each of these factors may act to increase or decrease the market risk associated with the Fund.

Any attempt to numerically quantify a Fund's market risk is limited by the uncertainty of its speculative trading. The Fund's speculative trading may cause future losses and volatility (i.e. "risk of ruin") that far exceed any reasonable expectations based upon historical changes in market value.









--------------------------------------------------------------------------------
                                      11

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities and Use of Proceeds

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        None.

        There are no exhibits to this Form 10-Q.






--------------------------------------------------------------------------------
                                      12

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Shaffer Diversified Fund, LP


                                        By: Shaffer Asset Management, Inc.
                                            General Partner

Date: November 16, 2001





                                        By: /s/ Bruce Greenberg
                                        -----------------------------------
                                        Bruce Greenberg
                                        Chief Financial Officer
                                        VP/Treasurer/Director






--------------------------------------------------------------------------------
                                      13