Form 10-K
period 2001-12-31
SHAFFER DIVERSIFIED FUND LP
filed 2002-04-01
CIK 1123429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                          COMMISSION FILE NO. 333-46550

                                       OR

             [X] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                          SHAFFER DIVERSIFIED FUND, LP
                (Name of registrant as specified in its charter)

              DELAWARE                                 13-4132934
              --------                                 ----------
   (State or other jurisdiction of                  (I.R.S. Employer
   Incorporation or organization)                 Identification No.)

          925 WESTCHESTER AVENUE,                      10604
          WHITE PLAINS, NEW YORK                       -----
          ----------------------                     (Zip Code)
 (Address of principal executive offices)

         Issuer's Telephone Number, including Area Code: (800) 352-5265
                                                          --------------

           Securities registered under Section 12(b) of the Act: NONE

              Securities registered under Section 12(g) of the Act:

                                      NONE
                                      ----
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X].

The Registrant has no voting stock. As of December 31, 2001 there was 1 (one) Unit of Limited Partnership Interest issued and outstanding.


DOCUMENTS INCORPORATED BY REFERENCE
Prospectus dated October 16, 2001 included within the Registration Statement on Form S-1 (File No. 333-4655), incorporated by reference into Parts I, II and III.

                           FORWARD-LOOKING STATEMENTS


This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements use words like "believes," "intends," "expects," "may," "will," "should" or "anticipates," or the negative equivalents of those words or comparable terminology, and discuss strategies that involve risks and uncertainties.

Shaffer Asset Management, Inc., the General Partner of Shaffer Diversified Fund, LP based all forward-looking statements upon estimates and assumptions about future events that were derived from information available to it on the date of this report. Given the risks and uncertainties of the business of the Fund, actual events and results may differ materially from those expressed or implied by forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking statements included in this report may not occur. Risks, uncertainties and assumptions that may affect the business, financial condition and results of operations of the Fund include changes in the financial markets generally, increased competition, risks associated with leverage, changes in general economic conditions and the risks discussed in "Risk Factors" beginning on page 5 of the prospectus dated October 16, 2001.

                          SHAFFER DIVERSIFIED FUND, LP

                                      INDEX

PART I - BUSINESS DESCRIPTION                                         Page No.
------------------------------                                        --------
Item 1.     Business                                                     4

            Regulation                                                   4

            Operations                                                   5

Item 2.     Property                                                     5

Item 3.     Legal Proceedings                                            5

Item 4.     Submission of Matters to a vote of Security Holders          5


PART II - OTHER INFORMATION                                              6
---------------------------
Item 5.   Market for Registrant's Equity and
          Related Stockholder Matters                                    6

Item 6.   Selected Financial Data                                        6

Item 7.   Management's Discussion                                        6

          Overview                                                       6

          Liquidity                                                      7

          Capital Resources                                              7

          Financial Instruments                                          7

Item 7A   Quantitative and Qualitative Disclosures                       8

Item 8.   Financial Statements and Supplementary Data                    8

Item 9.   Changes in and Disagreements with Auditors                     8


PART III - ADDITONAL INFORMATION
--------------------------------
Item 10.  Directors and Executive Officers                               9

Item 11.  Executive Compensation                                         9

Item 12.  Security Ownership of Certain Beneficial Owners and Mgmt.      10

Item 13.  Certain Relationships and Related Transactions                 10

Item 14.  Exhibits, Financial Statements Schedules and
          Reports on Form 8-K                                            10

           Financial Statement Schedules                                 13

           Schedules                                                     13

           Reports on Form 8-k                                           11

                                     PART I

ITEM 1. BUSINESS


Shaffer Diversified Fund, LP the "Registrant" or the "Fund") is a limited partnership organized on August 29, 2000 under the Delaware Revised Uniform Limited Partnership Act. The Registrant is a commodity investment pool, whose purpose is to trade speculatively in the United States futures markets. The business of the Fund is to seek medium and long-term capital appreciation through speculative trading in a diversified portfolio of commodity futures contracts and other related interests in the United States commodity futures markets. Specifically, the Fund invests in a diversified portfolio consisting primarily of currency, interest rate, grain, metal and energy futures contracts. The trading advisor of the Registrant is Shaffer Asset Management, Inc. ("Shaffer Asset"). In addition to making all trading decisions in its capacity as trading advisor, Shaffer Asset controls all aspects of the business and administration of the Registrant in its role as general partner.

The Registrant originally filed a registration statement with the United States Securities and Exchange Commission on September 25, 2000 for the sale of a minimum of $1,000,000 and a maximum of $25,000,000 in Units of Limited Partnership at $1,000 each, ($950 + 50 selling charges), which registration statement was declared effective on October 16, 2001. As of December 31, 2001 the Registrant had not commenced trading activities.

The Registrant's initial offering period lasted approximately 120 days and ended February 13, 2002. During the initial offering the Registrant accepted subscriptions for 1,049 Units of Limited Partnership Interests at a selling price of $1,000.00 ($950 + 50 selling charges) for a total of $1,049,000. Selling charges and expenses of $49,950.oo were disbursed at closing and the Fund commenced trading activities with net proceeds of $996,550.00.


The Registrant will be terminated and dissolved promptly thereafter upon the happening of the earlier of: (a) the expiration of the Registrant's stated term of December 31, 2025; (b) an election to dissolve the Registrant at any time by Limited Partners owning more than 50% of the Units then outstanding; (c) the withdrawal of Shaffer Asset unless one or more new general partners have been elected or appointed pursuant to the Agreement of Limited Partnership; (d) the Partnership's investments experience a substantial decline in value, as defined in the Partnership Agreement or (e) any event which shall make unlawful the continuing existence of the Registrant.


REGULATION

The Registrant's operations are regulated by the provisions of the Commodity Exchange Act, the regulations of the Commodity Futures Trading Commission, and the rules of the National Futures Association. The Registrant is subject to regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934. As a commodity investment pool, the Registrant is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States ("US") Government which regulates most aspects of the commodity future industry; the rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Registrant executes transactions. Additionally, the Registrant is subject to the requirements of Futures Commission Merchants or Brokers through which the Registrant will trade.

In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long and net short positions which any person, including the Registrant, may hold or control in particular commodities. Most exchanges also limit the maximum changes in futures contract prices that may occur during a single trading day. The Registrant also trades in dealer markets for forward and swap contracts, which are not regulated by the CFTC. Federal and state banking authorities also do not regulate forward trading or forward dealers. In addition, the Registrant trades on foreign commodity exchanges which are not subject to regulation by any United States government agency.

OPERATIONS

A description of the business of the Registrant, including trading approach, rights and obligations of the Partners, and compensation arrangements is contained in the Prospectus under "Summary," "Risk Factors," "Advantages of Investment in the Fund," "Shaffer Asset" and "Conflicts of Interest" and such description is incorporated herein by reference from the Prospectus.

The Registrant conducts its business in one industry segment, the speculative trading of futures contracts. The Registrant is a market participant in the "managed futures" industry. The managed futures industry has grown substantially in the previous ten years. Market participants include all types of investors, such as corporations, employee benefit plans, individuals and foreign investors. Service providers of the managed futures industry include (a) pool operators, which control all aspects of trading funds such as the Registrant (except trading decisions), (b) trading advisors, which make the specific trading decisions, and (c) commodity brokers, which execute and clear the trades pursuant to the instructions of the trading advisor. The Registrant has no employees, and does not engage in the sale of goods or services.

The Registrant intends to engage in financial instrument trading in up to approximately 17 financial instrument contracts in domestic markets. The contracts traded by the Registrant will fluctuate from time to time.

The Registrant may, in the future, experience increased competition for the commodity futures and other contracts in which it trades. Shaffer Asset may recommend similar or identical trades for other accounts under its management. Such competition may also increase due to the widespread utilization of computerized methods similar to those used by Shaffer Asset.


ITEM 2.  PROPERTY

The Registrant does not use any physical properties in the conduct of its business. Its assets currently consist of commodity futures and other contracts and cash.


ITEM 3.  LEGAL PROCEEDINGS

Shaffer Asset Management is not aware of any material legal proceedings to which the Registrant is a party or to which any of their assets are subject.


ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED PARTNERSHIP
         MATTERS

The Registrant's Units of Limited Partnership Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Agreement of Limited Partnership. As of December 31, 2001, there was 1 (one) Limited Partner in the Registrant issued and 1(one) Unit of Limited Partnership Interest outstanding.

Shaffer Asset has sole discretion in determining what distributions, if any, the Registrant will make to its Unit holders. Shaffer Asset has not made any distributions as of the date hereof.


ITEM 6.  SELECTED FINANCIAL DATA


                                           For the Year Ended December 31,
                                           -------------------------------
                                               2001            2000
                                            ---------        ---------

Total Assets                               $ 413,586        $   1,916

Total Liabilities:
  Advance Capital contributions              413,000             -0-

Total Liabilities & Partners' Capital        413,586            1,916

Net Income (Loss)                             (1,330)             (84)

Net Income (Loss) Per General
    and Limited Partner Unit                  (1,330)             (84)
Increase (Decrease) in Net Asset
Value per General and Limited
    Partner Unit                              (1,330)             (84)



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS


OVERVIEW
Shaffer Diversified Fund, LP is a limited partnership organized on August 29, 2000 under the Delaware Revised Uniform Limited Partnership Act as an investment vehicle that allows investors to include commodity futures contracts traded on the United States commodity futures markets in their portfolios in the same way that they include mutual funds, money market funds and limited partnerships in other areas. The Fund commenced trading activities on February 13, 2002. The only transactions during the fiscal years 2000 and 2001 were the organization of the Fund, the preparation of the offering and the capital contributions by Shaffer Asset Management and by Daniel S. Shaffer, the initial limited partner. The Fund has no operating history.

LIQUIDITY
The Fund deposits its assets with the commodity brokers in a separate futures trading account established for the trading advisor, which assets are used as margin to engage in trading. The assets are held in either non-interest-bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. The Fund's assets held by the commodity broker may be used as margin solely for the Fund's trading. Since the Fund's sole purpose is to trade in futures, it is expected that the Fund will continue to own such liquid assets for margin purposes.

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

The Registrant's initial offering period was 120 days and ended February 13, 2002. During the initial offering the Registrant accepted subscriptions for 1,049 Units of Limited Partnership Interests at a selling price of $1,000.00 ($950 + 50 selling charges) for a total of $1,049,000. Selling charges and expenses of $49,950.00 were disbursed at closing and the Fund commenced trading activities with net proceeds of $996,550.00.



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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Fund is a commodity pool involved in the speculative trading of futures. The Fund has not commenced trading activities as of December 31, 2001. The market sensitive instruments to be held by the Fund will be acquired for speculative trading purposes only and, as a result, all or substantially all of the Fund's assets will be at risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is central, not incidental, to the Fund's main business activities.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements meeting the requirements of Regulation S-X appear beginning on Page 13 of this report. The supplementary financial information specified by
Item 302 of Regulation S-K is not applicable.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                 AND FINANCIAL DISCLOSURE
None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Registrant has no directors or executive officers. The Registrant has no employees. Shaffer Asset manages it in its capacity as general partner. Shaffer Asset has been registered with the CFTC as a commodity pool operator (CPO) since July 7, 2000 and as a commodity-trading advisor (CTA) since October 2, 1998. Its main business address is 925 Westchester Ave, White Plains, New York 10604,
(800) 352-5265. Shaffer Asset's directors and executive officers are as follows:

Daniel S. Shaffer, born in 1961, founded Shaffer Asset in March 1998 and serves as the Chief Executive Officer, President, Secretary and a Director. In addition, Mr. Shaffer currently is, and has been, a registered representative with Berthel Fisher & Company since May 2000. Prior to founding Shaffer Asset Management, Mr. Shaffer spent nine years as a money manager and financial planner associated with Northwestern Mutual Life/Robert W. Baird & Company, Inc. Prior to 1989, Mr. Shaffer was associated with Hambrecht & Quist, a money management and investment banking firm, and Bear Stearns & Co., also a money management and investment banking firm. In 1983, Mr. Shaffer was a floor trader for his own account on the New York Futures Exchange. He received his Masters in Accounting degree from New York University in June 1986 and a Bachelor of Science degree in Speech Communications with a minor in Finance/Accounting from Syracuse University in December 1982. Mr. Shaffer is the majority shareholder of Shaffer Asset. In addition to his role as CEO, he is responsible for daily trading and systems development and has developed technical computerized trading models for futures trading. Mr. Shaffer is an Associated Person of Shaffer Asset.


Bruce I. Greenberg, born in 1960, joined Shaffer Asset in January 2001 and serves as the Chief Financial Officer, Vice President, Treasurer and a Director. He is also the President of Bruce I. Greenberg, CPA, PC (an accounting and tax firm) since 1993. In addition, Mr. Greenberg currently is, and has been, a registered representative with Berthel Fisher & Company since May 2000. Prior to that, Mr. Greenberg spent 9 years as a Partner in the accounting and tax firm of Blaustein, Greenberg & Company. Prior to 1991, Mr. Greenberg was a manager with MR Weiser & Company, an accounting and tax firm, and he was a manager with Siegel, Rich, Patchman & Company, also an accounting and tax firm. Prior to 1987, Mr. Greenberg was an accountant with Solomon, Schneider & Orenstein, an accounting firm. Mr. Greenberg is a CPA and has a Bachelor of Science degree in Accounting from Brooklyn College. In addition to his role as CFO, Mr. Greenberg oversees administration and compliance. Mr. Greenberg is an Associated Person of Shaffer Asset.

ITEM 11.  EXECUTIVE COMPENSATION

Its general partner, Shaffer Asset, manages the Registrant. Shaffer Asset receives from the Registrant an Initial Offering Fee equal to 1% of the Registrant's newly sold units, Monthly Management Fees equal to 1/12 of 3.75% of the Net Asset Value per unit of the Fund's assets under management at month's end with respect to Units purchased within the prior twelve-month period and 1/12 of 1% of the Net Asset Value per unit of the Fund's assets under management at month's end with respect to Units purchased more than twelve months prior thereto. Shaffer Asset also receives an Incentive Allocation Fee equal to 15% of the Fund's new trading profits (exclusive of any interest earned by the Fund) achieved by Shaffer Asset for such quarter on the Fund's assets under management. Any early Redemption Fees imposed by the Fund will be payable to Shaffer Asset.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        (a)    Security Ownership of Certain Beneficial Owners.  As of
               December 31, 2001, 1 (one) Unit of Limited Partnership was owned by an officer of Shaffer Asset.

        (b) Security Ownership of Management. As of December 31, 2001, Shaffer Asset 1 (one) Unit of General Partnership Interest having a value of $586. Units of General Partnership will always be owned by Shaffer Asset in its capacity as general partner.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 12, Executive Compensation and Item 13, Security Ownership of Certain Beneficial Owners and Management.



ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.

a)         Financial Statements Schedules

           1)   Financial Statements
                An index to the Financial Statements appears on Page 13.

2)         Schedules
           All Financial Statement Schedules are omitted because they are not applicable, not required under the instructions or all information is set forth in the Financial Statements or Notes hereto.

b)         Exhibits


Exhibit No.                        Exhibit
----------                         -------

3.2            Agreement of Limited Partnership of the Registrant dated August
               29, 2000 *

3.2.1 Amended Agreement of Limited Partnership of the Registrant Dated October 16, 2001 *****

1.1 Form of Selling Agreement among the Registrant and Berthel Fisher & Company Financial Services, Inc. *****

10.1 Form of Customer Agreement between the Registrant and ADM Investor Services, Inc. **

1.2            Form of Selected Dealers Agreement **

1.3            Form of Continuing Services Agreement ***** ADM Investor
               Services, Inc.


4.2 Exhibits 3.1, 3.2, 3.3 & 4.1 define the rights of security holders ***


3.1            Certificate of Limited Partnership of the Registrant *


10.3           Form of Advisory Agreement between the Registrant and Shaffer
               Asset **


10.6           Escrow Agreement between the Registrant and JPMorganChase ***

23.3           Consent of Auditors

                                INDEX TO EXHIBITS
                                -----------------

* Incorporated by reference to the respective exhibit to the Registrant's Registration Statement on Form S-1 (No. 333-46455) filed on September 25, 2000

** Incorporated by reference to the respective exhibit to the Registrant's Registration Statement on Form S-1 (No. 333-46455) filed on January 24, 2001

*** Incorporated by reference to the respective exhibit to the Registrant's Registration Statement on Form S-1 (No. 333-46455) filed on August 17, 2001

**** Incorporated by reference to the respective exhibit to the Registrant's Registration Statement on Form S-1 (No. 333-46455) filed on October 16, 2001

***** Incorporated by reference to the respective exhibit to the Registrant's Prospectus filed pursuant to rule 424(b) filed on October 19, 2001


Upon request, the Registrant will furnish a copy of any Exhibit to this report upon payment of reasonable copying and mailing expenses.



c)         Reports on Form 8-K

                None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SHAFFER DIVERSIFIED FUND, LP

                                      By: Shaffer Asset Management, Inc.,
                                      its general partner

                                      By: /s/ Bruce I. Greenberg
                                                                ----
                                      Bruce I. Greenberg
                                      Chief Financial Officer, VP, Treasurer
                                      And Director


Dated:  March 31, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.


SIGNATURE                          CAPACITY                        DATE
---------                          --------                        ----
/s/ Daniel S. Shaffer
Daniel S. Shaffer           Chairman of the Board, President,   March 31, 2002
                            Secretary and Director


/s/ Bruce I. Greenberg
Bruce I. Greenberg          Chief Financial Officer, VP,        March 31, 2002
                            Treasurer and Director

                          SHAFFER DIVERSIFIED FUND, LP




Item 1.   Financial Statements                                 Exhibit No.
                                                               -----------

          Statements of Financial Condition                        F-1


          Statements of Operations for the                         F-1
          Year Ended December 31, 2001, and from inception
          August 29, 2000 to December 31, 2000

          Statements of Changes in Partners' Capital F-1 for the Year Ended December 31, 2001 and from inception August 29, 2000 to December 31, 2000


          Statements of Cash Flows for the                         F-1
          Year Ended December 31, 2001 and from
          inception August 29, 2000 to December 31, 2000


          Notes to Financial Statements                            F-1

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

TO THE PARTNERS OF
    SHAFFER DIVERSIFIED FUND, LP:

           We have audited the accompanying statements of financial condition of Shaffer Diversified Fund, LP as of December 31, 2001 and 2000 and the related statements of operations, changes in partners' capital and cash flows for the year ended December 31, 2001 and the period from August 29, 2000 (inception) through December 31, 2000. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on the financial statements based on our audit.

           We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

           In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shaffer Diversified Fund, LP at December 31, 2001 and 2000 and the results of its operations and the changes in partners' capital and its cash flows for the year ended December 31, 2001 and the period from August 29, 2000 (inception) through December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                               /s/ Anchin, Block & Anchin LLP
New York, New York
February 15, 2002



                         SHAFFER DIVERSIFIED FUND, L.P.
                         ------------------------------

                        STATEMENTS OF FINANCIAL CONDITION
                        ---------------------------------


                                                                    December 31,
                                                    -----------------------------------------
                                                            2001                   2000
                                                            ----                   ----
ASSETS:
      Cash                                           $            586        $         1,916

      Cash in escrow account                                  413,000                      -
                                                    ------------------      -----------------

                                                     $        413,586        $         1,916
                                                    ==================      =================


LIABILITIES:
      Capital contributions received in advance      $        413,000        $             -


PARTNERS' CAPITAL                                                 586                  1,916
                                                    ------------------      -----------------


TOTAL LIABILITIES AND PARTNERS' CAPITAL              $        413,586        $         1,916
                                                    ==================      =================









               See accompanying Notes to the Financial Statements



                         SHAFFER DIVERSIFIED FUND, L.P.
                         ------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------


                                                         For the Period
                                                         August 29, 2000
                                        For the Year       (Inception)
                                            Ended            through
                                        December 31,       December 31,
                                            2001              2000
                                            ----              ----

OPERATING EXPENSES:

      Bank charges                     $       398       $        84

      Filing fees                              737                 -

      Other                                    195                 -
                                       ------------      -------------



NET LOSS                               $     1,330       $        84
                                       ============      =============













               See accompanying Notes to the Financial Statements.


                         SHAFFER DIVERSIFIED FUND, L.P.
                         ------------------------------

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------



                                                                   For the Period
                                                                   August 29, 2000
                                                For the Year        (Inception)
                                                    Ended             through
                                                December 31,        December 31,
                                                    2001               2000
                                                    ----               ----

PARTNERS' CAPITAL - BEGINNING                $       1,916         $             -


CHANGES IN CAPITAL FROM:

    Net loss                                       (1,330)                    (84)

    Partners' transactions
        Capital contributions                            -                   2,000
                                             --------------       -----------------


PARTNERS' CAPITAL - ENDING                   $         586         $         1,916
                                             ==============       =================














               See accompanying Notes to the Financial Statements.




                         SHAFFER DIVERSIFIED FUND, L.P.
                         ------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------



                                                                                   For the Period
                                                                                  August 29, 2000
                                                            For the Year            (Inception)
                                                               Ended                  through
                                                            December 31,            December 31,
                                                                2001                    2000
                                                                ----                    ----

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                          $        (1,330)        $             (84)
                                                      ------------------      --------------------


CASH FLOWS FROM FINANCING ACTIVITIES:

     Contributions to capital                                         -                     2,000
                                                      ------------------      --------------------


NET INCREASE (DECREASE) IN CASH                                 (1,330)                     1,916


CASH:

     Beginning of period                                          1,916                         -
                                                      ------------------      --------------------


     End of period                                      $           586         $           1,916
                                                      ==================      ====================







             See the accompanying Notes to the Financial Statements.

                          SHAFFER DIVERSIFIED FUND, LP
                          ----------------------------


                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------


o ORGANIZATION       Shaffer Diversified Fund, LP (the "Partnership") is a
                     Delaware limited partnership formed on August 29, 2000 that intends to operate as a commodity investment pool. The
                     Partnership's objective will be the appreciation of its assets through speculative trading of commodity futures contracts and related instruments. As of December 31, 2001 the Partnership has not commenced operations.

                     The Partnership will continue until December 31, 2025 unless earlier terminated. However, if the Partnership's investments experience a substantial decline in value, as defined in the Partnership Agreement, (the "Agreement") the Partnership will be dissolved.

                     The Partnership is registered with the Securities and Exchange Commission, and is subject to regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934. As a commodity investment pool, the Partnership will be subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States government which regulates most aspects of the commodity futures industry; the rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Partnership executes transactions. Additionally, the Partnership will be subject to the requirements of Futures Commission Merchants (brokers) through which the Partnership will trade.


o FINANCIAL          The preparation of financial statements in conformity with
  STATEMENT          generally accepted accounting principles may require
  ESTIMATES          management to make estimates and assumptions that affect
                     the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

o RELATED           The General Partner of the Partnership is Shaffer Asset
  PARTY             Management, Inc. (the "General Partner") which will conduct
  TRANSACTIONS      and manage the business of the Partnership. The General
                    Partner is also the commodity-trading advisor of the Partnership.

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

                    The General Partner will share in all Partnership income and losses to the extent of its interest in the Partnership. The General Partner will also receive on a quarterly basis a special allocation from the Partnership equivalent to 15% per year of any increase in the cumulative appreciation of the net asset value of the Partnership, as defined in the Partnership Agreement.

                    The General Partner has agreed to maintain a minimum net worth of not less than the greater of $50,000 or 5% of contributions made to the Partnership as further defined in the Agreement. The General Partner will also be required to maintain a minimum capital contribution to the Partnership of the greater of $25,000 or 1% of contributions made to the Partnership as further defined in the Agreement.

                    The General Partner will pay all expenses associated with the organization of the Partnership and the initial offering of the Units ("Units") of the limited and general partnership interest in the Partnership. Partnership operating expenses (excluding continuing services fees, management fees, incentive allocations, brokerage commissions and extraordinary expenses) in excess of 0.5% of the average monthly net asset value of the Partnership will be reimbursed by the General Partner.

o REDEMPTIONS       A limited partner may request and receive redemption of its
                    Units owned, subject to restrictions in the Agreement of Limited Partnership. Early redemption fees charged to the limited partner apply through the first twelve months following purchase ranging from 1% to 4% based on length of investment. After twelve months following purchase of a Unit, no redemption fees will be charged. These fees will be paid to the General Partner.

o TRADING           The Partnership will engage in the speculative trading of
  ACTIVITIES        U.S. commodity futures contracts, which are derivative
  AND               financial instruments. The Partnership will be exposed to
  RELATED           both market risk, the risk arising from changes in the
  RISKS             market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

                    Purchase and sale of futures contracts requires margin deposits with the broker. In the event of a broker's insolvency, it is possible that the recovered amount of margin deposits could be less than the total property deposited.

                    The amount of required margin and good faith deposits with the broker usually ranges from 10% to 40% of net asset value.

o INCOME TAXES      The Partnership is not subject to income taxes. The
                    partners report their allocable share of income, expense and trading gains or losses on their own tax returns.

o CASH
  CONCENTRATIONS    Cash in escrow consists of a balance held in an account
                    with JP Morgan, which represents capital contributions received in advance. The Securities Investor Protection
                    Corporation (SIPC) insures the account to the extent of $500,000 (including up to $100,000 for cash). Balances in excess of these limits are covered by additional insurance maintained by the broker. Amounts in excess of insurance coverages are secured by the good faith and credit of the broker.


o  SUBSEQUENT        The Partnership commenced trading activity in February
   EVENT             2002 with contributed capital of $1,049,000.