Form 10-Q
period 2002-03-31
SHAFFER DIVERSIFIED FUND LP
filed 2002-05-14
CIK 1123429

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                                   (MARK ONE)


      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
                                       OR


     __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


         FOR THE TRANSITION PERIOD FROM ______________ TO ______________


                        COMMISSION FILE NUMBER 333-46550


                          SHAFFER DIVERSIFIED FUND, LP
                          ----------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 DELAWARE                         13-4132934
                 --------                         ----------
            (STATE OF FORMATION)      (I.R.S EMPLOYER IDENTIFICATION NO.)


                  925 WESTCHESTER AVE
                 WHITE PLAINS, NEW YORK           10604
                 ----------------------           -----
                 (ADDRESS OF PRINCIPAL         (ZIP CODE)
                   EXECUTIVE OFFICES)


        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 800-352-5265
                                                            ------------









           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]         No [  ]

                          SHAFFER DIVERSIFIED FUND, LP

                                      INDEX

 PART I - FINANCIAL INFORMATION                                     Page No.
 ------------------------------                                     --------

   Item 1.   Financial Statements

             Statements of Financial Position                           3
             as of March 31, 2002 (unaudited)
             and December 31, 2001 (audited)

             Statements of Operations (unaudited) for the               4
             Three Months ended March 31, 2002 and for the
             Three Months ended March 31, 2001


             Statements of Cash Flows (uaudited) for the                5
             Three Months Ended March 31, 2002 and for the
             Three Months Ended March 31, 2001

             Statements of Changes in Partners' Capital                 6
             (unaudited) for the Three Months Ended March 31,
             2002 and for the Three Months Ended March 31, 2001


             Notes to Financial Statements (unaudited)                  7


   Item 2.   Management's Discussion and Analysis                       12
             of Financial Condition and Results of Operations

   Item 3.   Quantitative and Qualitative Disclosures About
              Market Risk                                               15

 PART II - OTHER INFORMATION                                            20
 ---------------------------

   Item 1.   Legal Proceedings

   Item 2.   Changes in Securities and Use of Proceeds

   Item 3.   Defaults Upon Senior Securities

   Item 4.   Submission of Matters to a Vote of Security Holders

   Item 5.   Other Information

   Item 6.   Exhibits and Reports on Form 8-K









--------------------------------------------------------------------------------
                                       2


                          SHAFFER DIVERSIFIED FUND, LP
                        STATEMENTS OF FINANCIAL CONDITION
           March 31, 2002 (Unaudited) and December 31, 2001 (Audited)

                                                                  March 31,     December 31,
                                                                   2002           2001
                                                                   ----           ----
ASSETS:
       Equity in broker trading accounts
               Cash and cash equivalents                        $   63,694        $   --
               United States government securities                    --
                    at market value (cost $916,288)                917,798
               Unrealized gain on open futures contracts            35,698            --
                                                                ----------        --------
                    Deposits with broker                         1,017,190            --
                                                                ----------        --------

               Cash                                                  3,364             586
               Cash in escrow account                                 --           413,000
                                                                ----------        --------
                                                                     3,364         413,586
                                                                ----------        --------

                    Total assets                                $1,020,554        $413,586
                                                                ==========        ========

LIABILITIES:
       Accounts payable                                         $    1,473        $   --
       Brokerage fees on open contracts                                553            --
       Management fees payable to General Partner                    3,188            --
       Redemptions payable to General Partner                        2,582            --
       Capital contributions received in advance                      --           413,000
                                                                ----------        --------
                     Total liabilities                               7,796         413,000
                                                                ----------        --------

PARTNERS' CAPITAL (Net Asset Value)
       General Partner - 50 units
               outstanding at March 31, 2002
               and 1 unit at December 31, 2001                      48,273             586

       Limited Partners - 999 units
               outstanding at March 31, 2002
               and 1 unit at December 31, 2001                     964,485            --
                                                                ----------        --------

                      Total partners' capital
                        (Net Asset Value)                        1,012,758             586
                                                                ----------        --------

                      Total partners' capital and liabilities   $1,020,554        $413,586
                                                                ==========        ========





               See accompanying Notes to the Financial Statements.





--------------------------------------------------------------------------------
                                        3


                          SHAFFER DIVERSIFIED FUND, LP
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                                                2002          2001
                                                                ----          ----
INCOME
       Trading gains (losses)
               Realized                                      $ (4,594)        $--
               Change in unrealized                            35,698         --
                                                             --------        -------

                      Gain from trading                        31,104         --

       Investment income
               Interest income                                  1,561         --
                                                             --------        -------

                      Total income                             32,665         --
                                                             --------        -------

OPERATING EXPENSES:
       Brokerage trading fees                                $  3,111         $--
       Management fees                                          6,246         --
       Operating expenses                                       4,518          69
                                                             --------        -------

                      Total expenses                           13,875          69
                                                             --------        -------
       Net income (loss) before special
               allocation to the General Partner               18,790         (69)

       Special allocation to the general partner                2,582         --
                                                             --------        -------

       NET INCOME (LOSS) AVAILABLE FOR
               PRO RATA DISTRIBUTION                         $ 16,208        $(69)
                                                             ========        =======


NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST

Number of units outstanding                                  1,049.00        2.00
                                                             ========        =======

Net Income per unit                                          $  15.45        $(34.50)
                                                             ========        =======




               See accompanying Notes to the Financial Statements.








--------------------------------------------------------------------------------
                                       4




                          SHAFFER DIVERSIFIED FUND, LP
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                                                  2002            2001
                                                                  ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
       Net income (loss)                                       $  18,790         $   (69)
       Adjustments to reconcile net income (loss) to
         net cash used in operating activities
               Net change in unrealized                          (35,698)           --
               Net (purchases) of investments
                      in United States Government Securities    (917,798)
               Increase in account payable and
                      accrued expenses                             5,214            --
                                                               ---------         -------

               Net cash used in operating activities            (929,492)            (69)
                                                               ---------         -------

CASH FLOWS FROM FINANCING ACTIVITIES
       Addition of units                                         636,000            --
       Sales charges and syndication fees                        (49,950)           --
       Redemption of units and withdrawals                        (3,086)           --
                                                               ---------         -------

               Net cash provided by financing activities         582,964            --
                                                               ---------         -------

Net increase (decrease) in cash and cash equivalents            (346,528)            (69)

CASH AND CASH EQUIVALENTS
       Beginning of period                                       413,586           1,916
                                                               ---------         -------

       End of period                                           $  67,058         $ 1,847
                                                               =========         =======

End of period cash and cash equivalents consists of:
       Cash in broker trading accounts                            63,694            --
       Cash in bank                                                3,364           1,847
                                                               ---------         -------

               Total end of period cash and cash equivalents   $  67,058         $ 1,847
                                                               =========         =======


Supplemental Disclosure of Non Cash Financing Activities:

       Capital contributions received in advance               $ 413,000         $  --
                                                               =========         =======





               See accompanying Notes to the Financial Statements.







--------------------------------------------------------------------------------
                                       5


                          SHAFFER DIVERSIFIED FUND, LP
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                 NET ASSET VALUE
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)



                                                              Total                            Partners' Capital
                                                              Units             General            Limited            Total
                                                            -------------    ---------------     --------------    ---------------
         THREE MONTHS ENDED MARCH 31, 2002
         Balances at December 31, 2001                              2.00    $          (414)             1,000    $           586

         Additions                                              1,049.00             50,000            999,000          1,049,000

         Allocation of net income
               For the three months ended March 31, 2002:
               Special allocation to the General Partner            2.67              2,582                                 2,582

               Net income available for
               pro rata distribution                                                    773             15,435             16,208

         Sales charges and syndication fees                                                            (49,950)           (49,950)

         Redemptions and withdrawals                               (4.67)            (4,668)            (1,000)            (5,668)
                                                            -------------   ----------------   ----------------  -----------------

         Balances at March 31, 2002                             1,049.00    $        48,273    $       964,485    $     1,012,758
                                                            =============   ================   ================  =================


         THREE MONTHS ENDED MARCH 31, 2001
         Balances at December 31, 2000                              2.00    $           916              1,000    $         1,916

               Net loss for the three months
               ended March 31, 2001                                                     (69)                 -                (69)
                                                            -------------   ----------------   ----------------  -----------------

         Balances at March 31, 2001                                 2.00    $           847    $         1,000    $         1,847
                                                            =============   ================   ================  =================

         Net asset value per unit

               At March 31, 2002                                                                 $      965.45
                                                                                                 ===============

               At December 31, 2001                                                              $      293.00
                                                                                                 ===============

               At March 31, 2001                                                                 $      923.50
                                                                                                 ===============




               See accompanying Notes to the Financial Statements.





--------------------------------------------------------------------------------
                                       6

                          SHAFFER DIVERSIFIED FUND, LP
                          NOTES TO FINANCIAL STATEMENTS


                                   (UNAUDITED)


The financial statements are unaudited (except for the balance sheet information as of December 31, 2001, which is derived from the Fund's audited financial statements) and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the notes thereto, together with management's discussion and analysis of financial condition and results of operations. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2002, or any future interim period.



NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


        A) GENERAL DESCRIPTION

           Shaffer Diversified Fund, LP (the "Partnership" or the "Fund") is a limited partnership organized on August 29, 2000 under the Delaware Revised Uniform Limited Partnership Act. The Fund is a commodity investment pool, whose purpose is to trade speculatively in the United States futures markets. The business of the Fund is to seek medium and long-term capital appreciation through speculative trading in a diversified portfolio of commodity futures contracts and other related interests in the United States commodity futures markets. Specifically, the Fund invests in a diversified portfolio consisting primarily of currency, interest rate, grain, metal and energy futures contracts. The trading advisor of the Fund is Shaffer Asset Management, Inc. ("Shaffer Asset"). In addition to making all trading decisions in its capacity as trading advisor, Shaffer Asset controls all aspects of the business and administration of the Fund in its role as general partner.

           The Fund originally filed a registration statement with the United States Securities and Exchange Commission on September 25, 2000 for the sale of a minimum of $1,000,000 and a maximum of $25,000,000 in Units of Limited Partnership at $1,000 each, ($950 + $50 sales charges & syndication fees), which registration statement was declared effective on October 16, 2001. The Fund's initial offering period lasted approximately 120 days and ended February 13, 2002. During the initial offering the Fund accepted subscriptions for 1,049 Units of Partnership Interests at a selling price of $1,000.00 ($950 + $50 sales charges & syndication fees) for a total of $1,049,000. Sales charges & syndication fees of $49,950 were disbursed at closing and the Fund commenced trading activities with net proceeds of $996,550.

           The Partnership will continue until December 31, 2025 unless terminated earlier. However, if the Partnership's investments experience a substantial decline in value, as defined in the Partnership Agreement, the Partnership will be dissolved.


        B) FINANCIAL STATEMENT REPORTING

           The Fund's financial statements are presented in conformity with generally accepted accounting principles, which require using certain estimates and assumptions made by the Fund's management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.





--------------------------------------------------------------------------------
                                       7

           Transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial position as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 - "Offsetting of Amounts Related to Certain Contracts." Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Brokerage expenses and other trading fees paid directly to the broker are included in "brokerage fees" and are charged to expenses when contracts are open. United States government securities are stated at cost plus accrued interest, which approximates market value.

        C) CASH AND CASH EQUIVALENTS

           Cash and cash equivalents includes cash and money market deposits held at financial institutions and short term securities with maturity dates of less than three months from the date of the financial statements.

        D) INCOME TAXES

           The Partnership is not subject to income taxes. The partners report their allocable share of income, expense and trading gains or losses on their own tax returns.

        E) ORGANIZATION COSTS AND OPERATING EXPENSES

           The General Partner has agreed to pay all expenses associated with the organization of the Partnership. Shaffer Asset Management, Inc. has incurred total costs in connection with the organization of the Fund of approximately $270,000 through March 31, 2002.

           The General Partner is also responsible for Partnership operating expenses, (excluding sales charges, syndication fees, continuing service fees, management fees, incentive allocations, brokerage commissions and extraordinary expenses) in excess of 0.5% of the average monthly net asset value of the Partnership. The Fund is only liable for payment of operating expenses on a monthly basis as calculated based on the limitations stated above. If the Fund terminates prior to completion of payment of the calculated amounts to Shaffer Asset, Shaffer Asset will not be entitled to any additional payments, and the Fund will have no further obligation to Shaffer Asset. The Fund has reimbursed Shaffer Asset $832 for operating expenses through March 31, 2002.

        F) REGULATION

           The Fund's operations are regulated by the provisions of the Commodity Exchange Act, the regulations of the Commodity Futures Trading Commission, and the rules of the National Futures Association. The Fund is subject to regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934. As a commodity investment pool, the Fund is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States ("US") Government which regulates most aspects of the commodity futures industry; the rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Fund executes transactions. Additionally, the Fund is subject to the requirements of Futures Commission Merchants or Brokers through which the Fund trades.

           In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long and net short positions which any person, including the Fund, may hold or control in particular commodities. Most exchanges also limit the maximum changes in futures contract prices that may occur during a single trading day.


--------------------------------------------------------------------------------
                                       8

        G) ALLOCATION OF INCOME


           The General Partner and each Limited Partner share in the profits and losses of the partnership in proportion to their respective interests in the partnership, except for the incentive allocation to the General Partner. A Limited Partner's loss is limited to the amount of his or her investment.

        H) NET ASSET VALUE PER UNIT

           Net Asset Value is calculated by dividing the Net Assets of the Fund at the end of the reporting period by the number of Fund units outstanding at the end of the reporting period.

           The Net Assets of the Fund is equal to: total assets, less total liabilities, of the Fund determined on the basis of generally accepted accounting principles. Net Assets shall include any unrealized profits or losses on open positions, and any fee or expense including net asset fees accruing to the Fund.

NOTE 2. GENERAL PARTNER AND COMMODITY TRADING ADVISOR

           The General Partner of the Partnership is Shaffer Asset Management, Inc. (the "General Partner"), which conducts and manages the business of the Partnership. The General Partner is also the commodity-trading advisor of the Partnership.

           The Partnership pays for management and servicing at an annual rate of 5% of monthly net asset value of the Partnership, calculated and payable monthly. Such fees are allocated between the General Partner and the selling agents as follows: 3.75% to the General Partner and 1.25% to the selling agents during the first 12 months after an investment is made and 1% to the General Partner and 4% to the selling agents thereafter for various services performed on an ongoing basis.

           New investors are charged a 5% sales commission of which the General Partner receives approximately 20%.

           The General Partner shares in all Partnership income and losses to the extent of its interest in the Partnership. The General Partner also receives on a quarterly basis an incentive allocation from the Partnership equivalent to 15% per year of any increase in the cumulative appreciation of the net asset value of the Partnership, as defined in the Partnership Agreement.

           The General Partner has agreed to maintain a minimum net worth of not less than the greater of $50,000 or 5% of contributions made to the Partnership as further defined in the Partnership Agreement. The General Partner is also required to maintain a minimum capital contribution to the Partnership of the greater of $25,000 or 1% of contributions made to the Partnership as further defined in the Partnership Agreement.

           The General Partner has agreed to pay all expenses associated with the organization of the Partnership and the initial offering of the Units of the limited and general partnership interest in the Partnership. The General Partner is responsible for Partnership operating expenses, (excluding continuing service fees, management fees, incentive allocations, brokerage commissions and extraordinary expenses) in excess of 0.5% of the average monthly net asset value of the Partnership.





--------------------------------------------------------------------------------
                                       9

NOTE 3. DEPOSITS WITH BROKER AND FINANCIAL INSTITUTIONS

           The Fund deposits assets with a broker subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements and other financial institutions. The Fund satisfies margin requirements by depositing U.S. Treasury bills and cash with such broker and other financial institutions. The Fund earns interest income on these assets.


NOTE 4. SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

           Investments in the Fund are made by subscription agreement, subject to acceptance by Shaffer Asset. As of March 31, 2002 there were no funds received from prospective limited partners.

           The Fund is not required to make distributions, but a limited partner may request and receive redemption of its units owned, subject to restrictions in the Partnership Agreement. Early redemption fees charged to the limited partner apply through the first twelve months following purchase ranging from 1% to 4% based on length of investment. After twelve months following purchase of a Unit, no redemption fees will be charged. These fees are payable to the General Partner.


NOTE 5. TRADING ACTIVITIES AND RELATED RISKS

           The Partnership engages in the speculative trading of US commodity futures contracts, which are derivative financial instruments. The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform.

           Purchase and sale of futures contracts requires margin deposits with the Commodity Broker. In the event of a broker's insolvency, it is possible that the recovered amount of margin deposits could be less than the total property deposited.

           The amount of required margin and good faith deposits with the broker usually ranges from 10% to 40% of net asset value. The market value of securities held to satisfy such requirements at March 31, 2002 was $169,399, which equals 17% of Net Asset Value.


           The unrealized gain (loss) on open futures contracts at March 31, 2002 is comprised of the following:

                  Gross unrealized gains          $ 38,958
                  Gross unrealized losses           (3,260)
                                                  --------
                  Net unrealized gain             $ 35,698
                                                  ========

           Open contracts generally mature within three months: as of March 31, 2002 the latest maturity date for open futures contracts is June 2002. However the Fund intends to close all contracts prior to maturity.

           Shaffer Asset has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that they will, in fact, succeed in doing so. Shaffer Asset's basic market risk control procedures consist of continuously monitoring open positions, diversification of the portfolio, protective stop orders and maintenance of a margin-to-equity ratio that rarely exceeds 30%. Shaffer Asset seeks to minimize credit risk primarily by depositing and maintaining the Fund's assets at financial institutions and brokers, which Shaffer Asset believes to be creditworthy. The limited partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.


--------------------------------------------------------------------------------
                                       10

NOTE 6. INTERIM FINANCIAL STATEMENTS

           In the opinion of management, the unaudited interim financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2002, and the results of operations for the three months ending March 31, 2002 and 2001.


NOTE 7. FINANCIAL HIGHLIGHTS

           The following information contains per unit operating performance data for a unit outstanding during the entire three months ended March 31, 2002, and other supplemental financial data. This information has been derived from information presented in the financial statements.





                                                                                Three Months Ended
                                                                                  March 31, 2002
                                                                                   (Unaudited)
                                                                                ---------------------
                                                                                ---------------------
Per Unit Performance (for a unit outstanding from the initial trading period February 14, 2002

Initial Offering Value Per Unit at February 14, 2002                                      $1,000.00

Sales charges and syndication fees                                                            50.00
                                                                                 -------------------

Net asset value                                                                              950.00

Income (loss) from operations:
         Trading gains *                                                                      29.65
         Investment income                                                                     1.49
         Operating expenses **                                                               (15.69)
                                                                                 -------------------

Total income from operations                                                                  15.45
                                                                                 -------------------

Net Asset Value Per Unit at March 31, 2002                                                  $965.45
                                                                                 ===================

Total Return Year to Date ***                                                                 1.63%
                                                                                 ===================

SUPPLEMENTAL DATA

Ratio to average net assets:
Average net assets                                                                          506,672
Operating expenses **, +                                                                     13.00%
Investment income +                                                                           1.24%

* Excludes brokerage commissions and other trading fees paid directly to the broker.
** Includes brokerage commissions and other trading fees paid directly to the broker.
***  Not annualized
+    Annualized






--------------------------------------------------------------------------------
                                       11

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW


Shaffer Diversified Fund, LP (the "Partnership" or the "Fund") is a limited partnership organized on August 29, 2000 under the Delaware Revised Uniform Limited Partnership Act as an investment vehicle that allows investors to include commodity futures contracts traded on the United States commodity futures markets in their portfolios in the same way that they include mutual funds, money market funds and limited partnerships.

The Fund originally filed a registration statement with the United States Securities and Exchange Commission on September 25, 2000 for the sale of a minimum of $1,000,000 and a maximum of $25,000,000 in Units of Limited Partnership at $1,000 each, ($950 + $50 sales charges & syndication fees), which registration statement was declared effective on October 16, 2001. The Fund's initial offering period lasted approximately 120 days and ended February 13, 2002. During the initial offering the Fund accepted subscriptions for 1,049 Units of Limited Partnership Interests at a selling price of $1,000.00 ($950 + $50 sales charges & syndication fees) for a total of $1,049,000. Selling charges and expenses of $49,950 were disbursed at closing and the Fund commenced trading activities with net proceeds of $996,550. The Fund commenced trading February 14, 2002.

LIQUIDITY

The Fund deposits its assets with commodity brokers in a separate futures trading account established for the trading advisor, which assets are used as margin to engage in trading. The assets are held in either non-interest-bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. The Fund's assets held by the commodity broker may be used as margin solely for the Fund's trading. Since the Fund's sole purpose is to trade in futures, it is expected that the Fund will continue to own such liquid assets for margin purposes.

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






--------------------------------------------------------------------------------
                                       12

FINANCIAL INSTRUMENTS


The Fund is a party to financial instruments with elements of off-balance sheet market and credit risk. The Fund trades futures in interest rates, currencies, energies, grains and precious metals. In entering into these contracts, the Fund is subject to the market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the positions held by the Fund at the same time, and if the trading advisor is unable to offset positions of the Fund, the Fund could lose all of its assets and investors would realize a 100% loss.


In addition to market risk, in entering into futures contracts there is a credit risk to the Fund that the counterparty on a contract will not be able to meet its obligations to the Fund. The ultimate counterparty of the futures contracts traded on the U.S. exchanges in which the Fund trades are the clearinghouses associated with such exchange. In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member's customers, which should significantly reduce this credit risk. For example, a clearinghouse may cover a default by drawing upon a defaulting member's mandatory contributions and/or non-defaulting members' contributions to a clearinghouse guarantee fund, established lines or letters of credit with banks, and/or the clearinghouse's surplus capital and other available assets of the exchange and clearinghouse, or assessing its members.


There is no assurance that a clearinghouse or exchange will meet its obligations to the Fund, and the general partner and commodity brokers will not indemnify the Fund against a default by such parties.


Shaffer Asset deals with the market risks of the Fund in several ways. It monitors the Fund's credit exposure to each exchange on a daily basis, diversification of the portfolio, protective stop orders and maintenance of a margin-to-equity ratio that rarely exceeds 30%. Shaffer Asset seeks to minimize credit risk primarily by depositing and maintaining the Fund's assets at financial institutions and brokers, which Shaffer Asset believes to be creditworthy. The commodity brokers inform the Fund, as with all their customers, of its net margin requirements for all its existing open positions, but do not break that net figure down, exchange by exchange.


RESULTS OF OPERATIONS


The Fund commenced trading operations February 14, 2002.

The return for the three months ending March 31, 2002 was 1.63%. Of the 1,63% increase, approximately 3.07% was due to trading gains and approximately .15% was due to interest income offset by approximately 1.29% due to brokerage fees, performance fees, operating fees and administrative costs. An analysis of the 3.07% trading gains by sector is as follows:



                     SECTOR                    % GAIN (LOSS)
                     Interest Rates                 1.50
                     Energies                       4.15
                     Currencies                    (1.64)
                     Metals                        (2.07)
                     Grains                         1.13
                                                  -------
                                                    3.07%
                                                  =======




--------------------------------------------------------------------------------
                                       13

OFF-BALANCE SHEET RISK

The term "off-balance" sheet risk refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Fund trades in futures contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Fund, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Fund at the same time, and if the Fund's trading advisor was unable to offset futures interests positions of the Fund, the Fund could lose all of its assets and the Limited Partners would realize a 100% loss. Shaffer Asset, the General Partner (who also acts as trading advisor), minimizes market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%.

In addition to market risk, in entering into futures contracts there is a credit risk that a counterparty will not be able to meet its obligations to the Fund. The counterparty for futures contracts traded in the United States and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions. Shaffer Asset trades for the Fund only with those counterparties, which it believes to be creditworthy. All positions of the Fund are valued each day on a mark-to-market basis. There can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to the Fund.














--------------------------------------------------------------------------------
                                       14

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Past Results Not Necessarily Indicative of Future Performance

The Fund is a commodity pool involved in the speculative trading of futures. The Fund commenced trading activities on February 14, 2002. The market sensitive instruments held by the Fund are acquired for speculative trading purposes only and, as a result, all or substantially all of the Fund's assets are at risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is central, not incidental, to the Fund's main business activities.

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

The Fund's total market risk is influenced by a wide variety of factors, including the diversification among the Fund's open positions, the volatility present within the markets, and the liquidity of the markets. At different times, each of these factors may act to increase or decrease the market risk associated with the Fund.

Any attempt to numerically quantify a Fund's market risk is limited by the uncertainty of its speculative trading. The Fund's speculative trading may cause future losses and volatility (i.e. "risk of ruin") that far exceed any reasonable expectations based upon historical changes in market value.

Market movements result in frequent changes in the fair market value of the Fund's open positions and, consequently, in its earnings and cash flow. The Fund's market risk is influenced by a wide variety of factors, including the level and volatility of exchange rates, interest rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Fund's open positions and the liquidity of the markets in which it trades.

The Fund rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund's past performance is not necessarily indicative of its future results.

Value at Risk is a measure of the maximum amount which the Fund could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Fund's speculative trading and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Fund's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Fund's losses in any market sector will be limited to Value at Risk or by the Fund's attempts to manage its market risk.

STANDARD OF MATERIALITY

Materiality as used in this section, "Qualitative and Quantitative Disclosures About Market Risk," is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, and multiplier features of the Fund's market sensitive instruments.



--------------------------------------------------------------------------------
                                       15

QUANTIFYING THE FUND'S TRADING VALUE AT RISK

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Fund's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact (such as the dollar amount of maintenance margin required for market risk sensitive instruments held at the end of the reporting period).

The Fund's risk exposure in the various market sectors traded by Shaffer Asset is quantified below in terms of Value at Risk. Due to the Fund's mark-to-market accounting, any loss in the fair value of the Fund's open positions is directly reflected in the Fund's earnings (realized or unrealized).

Exchange maintenance requirements have been used by the Fund as the measure of its Value at Risk. Maintenance requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day intervals. Dealers and exchanges use historical price studies, as well as an assessment of current market volatility and economic fundamentals, to estimate the maximum expected near-term one-day price fluctuation for establishing maintenance levels. Maintenance has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

In the case of market sensitive instruments, which are not exchange-traded (which includes currencies and some energy products and metals in the case of the Fund), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those cases in which a futures-equivalent margin is not available, dealers' margins have been used.

In quantifying the Fund's Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been aggregated to determine each trading category's aggregate Value at Risk. The diversification effects resulting from the fact that the Fund's positions are rarely, if ever, 100% positively correlated have not been reflected.






--------------------------------------------------------------------------------
                                       16

THE FUND'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of March 31, 2002 and the trading gains/losses by market category for the quarter ended March 31, 2002. All open position-trading risk exposures of the Fund have been included in calculating the figures set forth below. As of March 31, 2002 the Fund's total capitalization was approximately $1,013,000.



                                        % OF TOTAL            TRADING
    MARKET SECTOR      VALUE AT RISK   CAPITALIZATION        GAIN/(LOSS)*
    -------------      -------------   --------------        ------------

    Currencies           $  5,490          0.54%               (1.54%)
    Interest Rates       $ 15,660          1.55%                1.50%
    Grains               $ 12,960          1.28%                1.13%
    Energy               $ 18,900          1.87%                4.15%
    Metals               $ 24,300          2.40%               (2.07%)
                         --------       --------             ---------
       Total             $ 77,310          7.63%                3.07%
                         ========       ========             =========



MATERIAL LIMITATIONS ON VALUE AT RISK AS AN ASSESSMENT OF MARKET RISK

The face value of the market sector instruments held by the Fund is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Fund. The magnitude of the Fund's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions -- unusual, but historically recurring from time to time -- could cause the Fund to incur severe losses over a short period of time. The foregoing Value at Risk tables -- as well as the past performance of the Fund -- gives no indication of this "risk of ruin."

NON-TRADING RISK

The Fund has non-trading market risk as a result of investing a substantial portion of its available assets in U.S. Treasury Bills. The market risk represented by these investments is immaterial.


QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES

The following qualitative disclosures regarding the Fund's market risk exposures -- except for (i) those disclosures that are statements of historical fact and
(ii) the descriptions of how the Fund manages its primary market risk exposures -- constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund's primary market risk exposures as well as the strategies used and to be used by Shaffer Asset for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management



--------------------------------------------------------------------------------
                                       17
strategies of the Fund. There can be no assurance that the Fund's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Fund.

The following were the primary trading risk exposures of the Fund as of March 31, 2002, by market sector.

Currencies

The Fund's currency futures contracts exposure fluctuates due to interest rate changes along with political and economic changes. The Fund trades currency futures on United States Futures Exchanges. Shaffer Asset does not anticipate that the risk profile of the Fund's currency sector will change significantly in the future.

Interest Rates

The Fund's interest rate futures contracts exposure fluctuates due to interest rate movements in the United States. Shaffer Asset anticipates that changes in interest rates which have the most effect on the Fund are changes in medium- to long-term, as opposed to short-term rates. Most of the speculative positions held by the Fund are in medium- to long-term instruments. Consequently, even a material change in short-term rates would have little effect on the Fund were the medium- to long-term rates to remain steady.

Energy

The Fund's energy futures contracts exposure is influenced by market supply and demand, political instability and seasonality. Shaffer Asset anticipates substantial profits and losses due to the current volatile conditions and these conditions are expected to continue in these markets.

Metals

The Fund's metal futures contracts exposure is influenced by supply and demand in Gold, Silver and Copper. Currently, market volatility in Gold and Silver has been extremely low compared to periods prior to commencement of the fund. Metals have been in a slow declining period, which can limit trading opportunities until major trend changes begin to develop.


Grains


The Fund's grain futures contracts exposure is influenced by supply and demand along with weather related conditions around the world. Currently, market volatility in the grains sector has been continually low, as these markets have been making slow declines in prices. Limited trading opportunities are present and may continue until a major weather related event transpires which can cause an imbalance in supply and demand.







--------------------------------------------------------------------------------
                                       18

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

The following were the only non-trading risk exposures of the Fund as of March 31, 2002.

Treasury Bill Positions

The Fund's only market exposure in instruments held other than for trading is in its Treasury Bill portfolio. The Fund holds Treasury Bills (interest bearing and credit risk-free) with durations no longer than six months. Violent fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on the Fund's Treasury Bills, although substantially all of these short-term investments are held to maturity.

QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE

The means by which the Fund and Shaffer Asset, severally, attempt to manage the risk of the Fund's open positions is essentially the same in all market categories traded. Shaffer Asset applies risk management policies to its trading which generally limit the total exposure that may be taken per "risk unit" of assets under management. In addition, Shaffer Asset follows diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups), as well as imposing "stop-loss" points at which open positions must be closed out.

Shaffer Asset controls the risk of the Fund's non-trading instruments (Treasury Bills held for cash management purposes) by limiting the duration of such instruments to no more than six months.

GENERAL

The Fund is unaware of any (i) anticipated known demands, commitments or capital expenditures; (ii) material trends, favorable or unfavorable, in its capital resources; or (iii) trends or uncertainties that will have a material effect on operations. From time to time, certain regulatory agencies have proposed increased margin requirements on commodity futures contracts. Because the Fund generally will use a small percentage of assets as margin, the Fund does not believe that any increase in margin requirements, as proposed, will have a material effect on the Fund's operations.

















--------------------------------------------------------------------------------
                                       19

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














--------------------------------------------------------------------------------
                                       20

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





                                         Shaffer Diversified Fund, LP


                                         By: Shaffer Asset Management, Inc.
                                             General Partner





       Date: May 15, 2002





                                         By:


                                         /s/ Bruce Greenberg
                                         -----------------------------------
                                         Bruce Greenberg
                                         Chief Financial Officer


                                         VP/Treasurer/Director








--------------------------------------------------------------------------------
                                       21