Form 10-Q
period 2002-06-30
SHAFFER DIVERSIFIED FUND LP
filed 2002-08-14
CIK 1123429

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                                   (MARK ONE)


      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
                                       OR


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


                               925 WESTCHESTER AVE
                          WHITE PLAINS, NEW YORK 10604
                              (ADDRESS OF PRINCIPAL
                               EXECUTIVE OFFICES)


        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 800-352-5265












Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [X]         No [  ]

                          SHAFFER DIVERSIFIED FUND, LP

                                      INDEX

PART I - FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------

  Item 1.   Financial Statements

            Statements of Financial Position                                3
            as of June 30, 2002 (unaudited)
            and December 31, 2001 (audited)

            Statements of Operations (unaudited) for the                    4
            Three Months and Six Months ended June 30, 2002
            and June 30, 2001

            Statements of Cash Flows (uaudited) for the                     5
            Six Months Ended June 30, 2002 and June 30, 2001

            Statements of Changes in Partners' Capital                      6
            (unaudited) for the Six Months Ended June 30,
            2002 and June 30, 2001


            Notes to Financial Statements (unaudited)                       7


  Item 2.   Management's Discussion and Analysis                           12
            of Financial Condition and Results of Operations

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk     14


PART II - OTHER INFORMATION                                                18
---------------------------

  Item 1.   Legal Proceedings

  Item 2.   Changes in Securities and Use of Proceeds

  Item 3.   Defaults Upon Senior Securities

  Item 4.   Submission of Matters to a Vote of Security Holders

  Item 5.   Other Information

  Item 6.   Exhibits and Reports on Form 8-K



                          SHAFFER DIVERSIFIED FUND, LP
                        STATEMENTS OF FINANCIAL CONDITION
            June 30, 2002 (Unaudited) and December 31, 2001 (Audited)




                                                                June 30,    December 31,
                                                                  2002         2001
                                                                  ----         ----
ASSETS:
       Equity in broker trading accounts
               Cash and cash equivalents                        $   83,594   $     --
               United States government securities                    --
                      at market value (cost $942,444)              944,554
               Unrealized gain on open futures contracts           101,976         --
                                                                ----------   ----------
                      Deposits with broker                       1,130,124         --
                                                                ----------   ----------

               Cash                                                 24,993          586
               Cash in escrow account                                 --        413,000
                                                                ----------   ----------
                                                                    24,993      413,586
                                                                ----------   ----------

                      Total assets                              $1,155,117   $  413,586
                                                                ==========   ==========

LIABILITIES:
       Accounts payable                                         $    1,617   $     --
       Brokerage fees on open contracts                                833         --
       Management fees payable to General Partner                      462         --
       Redemptions payable to General Partner                       14,965         --
       Subscription deposits                                        42,750      413,000
                                                                ----------   ----------
                      Total liabilities                             60,627      413,000
                                                                ----------   ----------

PARTNERS' CAPITAL (Net Asset Value)
       General Partner - 50 units
               outstanding at June 30, 2002
               and 1 unit at December 31, 2001                      53,077          586

       Limited Partners - 981.032 units
               outstanding at June 30, 2002
               and 1 unit at December 31, 2001                   1,041,413         --
                                                                ----------   ----------

                      Total partners' capital
                        (Net Asset Value)                        1,094,490          586
                                                                ----------   ----------

                      Total partners' capital and liabilities   $1,155,117   $  413,586
                                                                ==========   ==========


               See accompanying Notes to the Financial Statements.


                          SHAFFER DIVERSIFIED FUND, LP
                            STATEMENTS OF OPERATIONS
              For the Three Months Ended June 30, 2002 and 2001 and
                 For the Six Months ended June 30, 2002 and 2001
                                   (Unaudited)



                                                      Three Months Ended       Six Months Ended
                                                          June 30,                 June 30,
                                                       2002       2001        2002         2001
                                                       ----       ----        ----         ----
INCOME
       Trading gains
               Realized                               $ 66,810   $   --      $ 62,216   $   --
               Change in unrealized                     66,278       --       101,976       --
                                                      --------   --------    --------   --------

                      Gains from trading               133,088       --       164,192       --

       Investment income
               Interest income                           4,368       --         5,929       --
                                                      --------   --------    --------   --------

                      Total income                     137,456       --       170,121       --
                                                      --------   --------    --------   --------

OPERATING EXPENSES:
       Brokerage trading fees                         $  8,076   $   --      $ 11,187   $   --
       Management fees                                   9,957       --        16,203       --
       Operating expenses                                5,268        500       9,786        569
                                                      --------   --------    --------   --------

                      Total expenses                    23,301        500      37,176        569
                                                      --------   --------    --------   --------
       Net income (loss) before special
               allocation to the General Partner       114,155       (500)    132,945       (569)

       Special allocation to the general partner        14,965       --        17,547       --
                                                      --------   --------    --------   --------

       NET INCOME (LOSS) AVAILABLE FOR
               PRO RATA DISTRIBUTION                  $ 99,190   $   (500)   $115,398   $   (569)
                                                      ========   ========    ========   ========


NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
       Weighted average number of units outstanding
               during the period                      1,037.021      2.00    1,041.813      2.00
                                                      =========   ========   =========  ========

Net Income (loss) per unit                            $  95.65   $(250.00)   $ 110.77   $(284.50)
                                                      ========   ========    ========   ========


               See accompanying Notes to the Financial Statements.


                          SHAFFER DIVERSIFIED FUND, LP
                            STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)



                                                                2002           2001
                                                                ----           ----
         CASH FLOWS FROM OPERATING ACTIVITIES
       Net income (loss)                                       $ 132,945    $    (569)
       Adjustments to reconcile net income (loss) to
         net cash used in operating activities
               Net change in unrealized                         (101,976)        --
               Net (purchases) of investments
                      in United States Government Securities    (944,554)
               Increase in account payable and
                      accrued expenses                             2,912         --
                                                               ---------    ---------

               Net cash used in operating activities            (910,673)        (569)
                                                               ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
       Addition of units                                         658,250         --
       Increase in subscription deposits                          42,750
       Sales charges and syndication fees                        (53,200)        --
       Redemption of units and withdrawals                       (42,126)        --
                                                               ---------    ---------

               Net cash provided by financing activities         605,674         --
                                                               ---------    ---------

Net decrease in cash and cash equivalents                       (304,999)        (569)

CASH AND CASH EQUIVALENTS
       Beginning of period                                       413,586        1,916
                                                               ---------    ---------

       End of period                                           $ 108,587    $   1,347
                                                               =========    =========

End of period cash and cash equivalents consists of:
       Cash in broker trading accounts                            83,594         --
       Cash in bank                                               24,993        1,347
                                                               ---------    ----------

               Total end of period cash and cash equivalents   $ 108,587    $   1,347
                                                               =========    =========


Supplemental Disclosure of Non Cash Financing Activities:

       Subscription deposits received in advance               $ 413,000    $    --
                                                               =========    =========


               See accompanying Notes to the Financial Statements.


                          SHAFFER DIVERSIFIED FUND, LP
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                 NET ASSET VALUE
                 For the Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                      Total                      Partners' Capital
                                                      Units          General          Limited             Total
                                                  --------------- -------------- ----------------- ------------------
SIX MONTHS ENDED JUNE 30, 2002
Balances at December 31, 2001                           2.00    $     (414)             1,000    $         586

Additions                                          1,068.554        50,000          1,019,000        1,069,000

Allocation of net income
      For the six months ended June 30, 2002:
      Special allocation to the General Partner       16.771        17,547                              17,547

      Net income available for
      pro rata distribution                                          5,577            109,821          115,398

Sales charges and syndication fees                                                    (50,950)         (50,950)

Redemptions and withdrawals                          (56.293)      (19,633)           (37,458)         (57,091)
                                                 ------------   -----------   ----------------   -------------

Balances at June 30, 2002                          1,031.032    $   53,077    $     1,041,413    $  1,094,490
                                                 ============   ===========   ================   =============


SIX MONTHS ENDED JUNE 30, 2001
Balances at December 31, 2000                           2.00    $      916              1,000    $      1,916

      Net loss for the six months
      ended June 30, 2001                                             (569)                 -            (569)
                                                 ------------   -----------   ----------------   -------------

Balances at June 30, 2001                               2.00    $      347    $         1,000    $      1,347
                                                 ============   ===========   ================   =============

Net asset value per unit

      At June 30, 2002                                                        $      1,061.55
                                                                              ===============

      At December 31, 2001                                                    $        293.00
                                                                               ==============

      At June 30, 2001                                                        $        673.50
                                                                              ===============


                 See accompanying Notes to the Fiial Statements.

                          SHAFFER DIVERSIFIED FUND, LP
                          NOTES TO FINANCIAL STATEMENTS


                                   (UNAUDITED)


The financial statements are unaudited (except for the balance sheet information as of December 31, 2001, which is derived from the Fund's audited financial statements) and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the notes thereto, together with management's discussion and analysis of financial condition and results of operations. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2002, or any future interim period.



NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


A) GENERAL DESCRIPTION


     Shaffer Diversified Fund, LP (the "Partnership" or the "Fund") is a limited partnership organized on August 29, 2000 under the Delaware Revised Uniform Limited Partnership Act. The Fund is a commodity investment pool, whose purpose is to trade speculatively in the United States futures markets. The business of the Fund is to seek medium and long-term capital appreciation through speculative trading in a diversified portfolio of commodity futures contracts and other related interests in the United States commodity futures markets. Specifically, the Fund invests in a diversified portfolio consisting primarily of currency, interest rate, grain, metal and energy futures contracts. The trading advisor and general partner of the Fund is Shaffer Asset Management, Inc. ("Shaffer Asset"). In addition to making all trading decisions in its capacity as trading advisor, Shaffer Asset controls all aspects of the business and administration of the Fund in its role as general partner.


     The Fund originally filed a registration statement with the United States Securities and Exchange Commission on September 25, 2000 for the sale of a minimum of $1,000,000 and a maximum of $25,000,000 in Units of Limited Partnership at $1,000.00 each, ($950.00 + $50.00 sales charges & syndication fees), which registration statement was declared effective on October 16, 2001. The Fund's initial offering period lasted approximately 120 days and ended February 13, 2002. During the initial offering the Fund accepted subscriptions for 1,049 Units of Partnership Interests at a selling price of $1,000.00 ($950.00 + $50.00 sales charges & syndication fees) for a total of $1,049,000. Sales charges & syndication fees of $49,950 were disbursed at closing and the Fund commenced trading activities with net proceeds of $996,550.


     The Fund will continue until December 31, 2025 unless terminated earlier. However, if the Fund's investments experience a substantial decline in value, as defined in the Partnership Agreement, the Partnership will be dissolved.





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





E) ORGANIZATION COSTS AND OPERATING EXPENSES


     The General Partner has agreed to pay all expenses associated with the organization of the Fund. Shaffer Asset Management, Inc. has incurred total costs in connection with the organization of the Fund of approximately $463,000 through June 30, 2002.


     The General Partner is disputing fees of approximately $170,000 for legal services provided for the organizational and offering costs of the Fund. The General Partner does not believe this dispute has a material effect on the Fund.


     The General Partner is also responsible for Fund operating expenses, (excluding sales charges, syndication fees, continuing service fees, management fees, incentive allocations, brokerage commissions and extraordinary expenses) in excess of 0.5% of the average monthly net asset value of the Fund. The Fund is only liable for payment of operating expenses on a monthly basis as calculated based on the limitations stated above. If the Fund terminates prior to completion of payment of the calculated amounts to Shaffer Asset, Shaffer Asset will not be entitled to any additional payments, and the Fund will have no further obligation to Shaffer Asset. Shaffer Asset has charged the Fund $2,163 for operating expenses through June 30, 2002.





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





NOTE 2. GENERAL PARTNER AND COMMODITY TRADING ADVISOR


     The General Partner of the Fund is Shaffer Asset Management, Inc., which conducts and manages the business of the Fund. The General Partner is also the commodity-trading advisor of the Fund.


     The Fund pays for management and servicing at an annual rate of 5% of monthly net asset value of the Fund, calculated and payable monthly. Such fees are allocated between the General Partner and the selling agents as follows: 3.75% to the General Partner and 1.25% to the selling agents during the first 12 months after an investment is made and 1% to the General Partner and 4% to the selling agents thereafter for various services performed on an ongoing basis.


     New investors are charged a 5% sales commission of which the General Partner receives approximately 20%.


     The General Partner shares in all Fund income and losses to the extent of its interest in the Fund. The General Partner also receives on a quarterly basis an incentive allocation from the Fund equivalent to 15% per year of any increase in the cumulative appreciation of the net asset value of the Fund, as defined in the Partnership Agreement.


     The General Partner has agreed to maintain a minimum net worth of not less than the greater of $50,000 or 5% of contributions made to the Fund as further defined in the Partnership Agreement. The General Partner is also required to maintain a minimum capital contribution to the Fund of the greater of $25,000 or 1% of contributions made to the Fund as further defined in the Partnership Agreement.


     The General Partner has agreed to pay all expenses associated with the organization of the Fund and the initial offering of the Units of the limited and general partnership interest in the Fund. The General Partner is responsible for Fund operating expenses, (excluding continuing service fees, management fees, incentive allocations, brokerage commissions and extraordinary expenses) in excess of 0.5% of the average monthly net asset value of the Fund.





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





NOTE 4. SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS


     Investments in the Fund are made by subscription agreement, subject to acceptance by Shaffer Asset. As of June 30, 2002 funds received from prospective limited partners whom Shaffer Asset has not yet admitted to the Fund were $42,750.


     The Fund is not required to make distributions, but a limited partner may request and receive redemption of its units owned, subject to restrictions in the Partnership Agreement. Early redemption fees charged to the limited partner apply through the first twelve months following purchase ranging from 1% to 4% based on length of investment. After twelve months following purchase of a Unit, no redemption fees will be charged. These fees are payable to the General Partner. Shaffer Asset has received $1,458 in redemption fees for the period ended June 30, 2002.

NOTE 5. TRADING ACTIVITIES AND RELATED RISKS


     The Fund engages in the speculative trading of US commodity futures contracts, which are derivative financial instruments. The Fund is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform.


     Purchase and sale of futures contracts requires margin deposits with the Commodity Broker. In the event of a broker's insolvency, it is possible that the recovered amount of margin deposits could be less than the total property deposited.


     The amount of required margin and good faith deposits with the broker usually ranges from 10% to 40% of net asset value. The market value of securities held to satisfy such requirements at June 30, 2002 was $199,156, which equals 17.5% of Net Asset Value.


     The unrealized gain (loss) on open futures contracts at June 30, 2002 is comprised of the following:

                  Gross unrealized gains          $105,430
                  Gross unrealized losses           (3,454)
                                                  --------
                  Net unrealized gain             $101,976
                                                  ========


     Open contracts generally mature within three months: as of June 30, 2002 the latest maturity date for open futures contracts is September 2002. However the Fund intends to close all contracts prior to maturity.


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





NOTE 6. INTERIM FINANCIAL STATEMENTS


     In the opinion of management, the unaudited interim financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2002, and the results of operations for the three and six months ending June 30, 2002 and 2001.

NOTE 7. FINANCIAL HIGHLIGHTS


     The following information contains per unit operating performance data for a unit outstanding during the entire three and six months ended June 30, 2002, and other supplemental financial data. This information has been derived from information presented in the financial statements.



                                                    Three Months       Six Months
                                                        Ended            Ended
                                                     June 30, 2002    June 30, 2002
                                                     (Unaudited)       (Unaudited)
                                                 ---------------------------------
Per Unit Performance (for a unit outstanding
from the initial trading period February 14, 2002)

Initial Offering Value Per Unit at February 14, 2002
and Net Asset Value per unit at March 31, 2002         $      965.45     $  1,000.00

Sales charges and syndication fees                              --             50.00
                                                       -------------     -----------

Net asset value                                               965.45          950.00

Income (loss) from operations:
       Trading gains *                                        128.85          158.50
       Investment income                                        4.21            5.70
       Operating expenses **                                  (36.96)         (52.65)
                                                       -------------     -----------

Total income from operations                                   96.10          111.55
                                                       -------------     -----------

Net Asset Value Per Unit at June 30, 2002              $    1,061.55     $  1,061.55
                                                       =============     ===========

Total Return Year to Date ***                                   9.95%          11.74%
                                                       =============     ===========

SUPPLEMENTAL DATA

Ratio to average net assets:
Average net assets                                         1,053,624         547,538
Operating expenses **, +                                       14.53%          19.99%
Investment income +                                             1.66%           2.17%

* Excludes brokerage commissions and other trading fees paid directly to the broker.
** Includes brokerage commissions and other trading fees paid directly to the broker and incentive fees paid to the general partner.
***       Not annualized
+         Annualized


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


The Fund originally filed a registration statement with the United States Securities and Exchange Commission on September 25, 2000 for the sale of a minimum of $1,000,000 and a maximum of $25,000,000 in Units of Limited Partnership at $1,000.00 each, ($950.00 + $50.00 sales charges & syndication fees), which registration statement was declared effective on October 16, 2001. The Fund's initial offering period lasted approximately 120 days and ended February 13, 2002. During the initial offering the Fund accepted subscriptions for 1,049 Units of Limited Partnership Interests at a selling price of $1,000.00 ($950.00 + $50.00 sales charges & syndication fees) for a total of $1,049,000. Selling charges and expenses of $49,950.were disbursed at closing and the Fund commenced trading activities with net proceeds of $996,550. The Fund commenced trading February 14, 2002.


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





RESULTS OF OPERATIONS


The Fund commenced trading operations February 14, 2002.

The return for the six months ending June 30, 2002 was 11.74%. Of the 11.74% increase, approximately 14.99% was due to trading gains and approximately .54% was due to interest income offset by approximately 3.79% due to brokerage fees, performance fees, operating fees and administrative costs. An analysis of the 14.99% trading gains by sector is as follows:

                     SECTOR                      % GAIN (LOSS)
                     Interest Rates                     2.22
                     Energies                           1.48
                     Currencies                        10.81
                     Metals                            (1.87)
                     Grains                             2.35
                                                      -------
                                                       14.99%
                                                      =======


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



THE FUND'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of June 30, 2002 and the trading gains/losses by market category for the quarter ended June 30, 2002. All open position-trading risk exposures of the Fund have been included in calculating the figures set forth below. As of June 30, 2002 the Fund's total capitalization was approximately $1,137,240.




                                              % OF TOTAL            TRADING
 MARKET SECTOR          VALUE AT RISK       CAPITALIZATION        GAIN/(LOSS)*
 -------------          -------------       --------------        ------------

 Currencies             $ 37,090                3.39%               10.81%
 Interest Rates         $ 13,230                1.21%                2.22%
 Grains                 $ 27,845                2.54%                2.35%
 Energy                 $ 29,700                2.71%                1.48%
 Metals                 $  -0-                  -0- %               (1.87%)
                        --------             --------             ---------
    Total               $107,865                9.85%               14.99%
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


QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES

The following qualitative disclosures regarding the Fund's market risk exposures -- except for (i) those disclosures that are statements of historical fact and
(ii) the descriptions of how the Fund manages its primary market risk exposures -- constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund's primary market risk exposures as well as the strategies used and to be used by Shaffer Asset for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Fund.

The following were the primary trading risk exposures of the Fund as of June 30, 2002, by market sector.

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

The following were the only non-trading risk exposures of the Fund as of June 30, 2002.

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

        None.

ITEM 5. Other Information

        None.

ITEM 6. Exhibits and Reports on Form 8-K


        A. Exhibits

        Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code - Daniel S. Shaffer

        Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code - Bruce I. Greenberg

        B. Reports on Form 8-K

        None.

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




                                          Shaffer Diversified Fund, LP




                                          By: Shaffer Asset Management, Inc.
                                              General Partner





        Date: August 14, 2002








                                                By:

                                              /s/ Bruce Ira Greenberg
                                              ----------------------------------
                                                Bruce I Greenberg
                                                Chief Financial Officer
                                                VP/Treasurer/Director

                                  EXHIBIT INDEX

Exhibit
Index    Exhibit
-------   -------

99.1 Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code - Daniel S. Shaffer

99.2 Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code - Bruce I. Greenberg