Form 10-Q
period 2002-09-30
SHAFFER DIVERSIFIED FUND LP
filed 2002-10-31
CIK 1123429

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                                   (MARK ONE)


      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
                                       OR


     __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


         FOR THE TRANSITION PERIOD FROM ______________ TO ______________


                        COMMISSION FILE NUMBER 333-46550


                          SHAFFER DIVERSIFIED FUND, LP
                          ----------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                               DELAWARE 13-4132934
            (STATE OF FORMATION) (I.R.S EMPLOYER IDENTIFICATION NO.)


                          925 WESTCHESTER AVE                10604
                        WHITE PLAINS, NEW YORK             (ZIP CODE)
                        (ADDRESS OF PRINCIPAL
                          EXECUTIVE OFFICES)


        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 800-352-5265









Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [X]         No [  ]

                          SHAFFER DIVERSIFIED FUND, LP

                                      INDEX

PART I - FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------

  Item 1.   Financial Statements

            Statements of Financial Condition                               3
            as of September 30, 2002 (unaudited)
            and December 31, 2001 (audited)

            Statements of Operations (unaudited) for the                    4
            Three Months and Nine Months ended September 30, 2002
                  and September 30, 2001

            Statements of Cash Flows (uaudited) for the                     5
            Nine Months Ended September 30, 2002 and September 30, 2001

            Statements of Changes in Partners' Capital                      6
            (unaudited) for the Nine Months Ended September 30, 2002
            and September 30, 2001


            Notes to Financial Statements (unaudited)                       7


  Item 2.   Management's Discussion and Analysis                           12
            of Financial Condition and Results of Operations

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk     14


PART II - OTHER INFORMATION                                                18
---------------------------

  Item 1.   Legal Proceedings

  Item 2.   Changes in Securities and Use of Proceeds

  Item 3.   Defaults Upon Senior Securities

  Item 4.   Submission of Matters to a Vote of Security Holders

  Item 5.   Other Information

  Item 6.   Exhibits and Reports on Form 8-K


                          SHAFFER DIVERSIFIED FUND, LP
                        STATEMENTS OF FINANCIAL CONDITION
         September 30, 2002 (Unaudited) and December 31, 2001 (Audited)

                                                               September 30,  December 31,
                                                                    2002         2001
                                                                    ----         ----
ASSETS:
       Equity in broker trading accounts
               Cash and cash equivalents                        $  153,255   $     --
               United States government securities                    --
                      at market value (cost $942,485)              948,081
               Unrealized gain on open futures contracts            47,211         --
                                                                ----------   ----------
                      Deposits with broker                       1,148,547         --
                                                                ----------   ----------

               Cash                                                    718          586
               Cash in escrow account                                 --        413,000
                                                                ----------   ----------
                                                                       718      413,586
                                                                ----------   ----------

                      Total assets                              $1,149,265   $  413,586
                                                                ==========   ==========

LIABILITIES:
       Accounts payable                                         $    1,676   $     --
       Brokerage fees on open contracts                                519         --
       Management fees payable to General Partner                    3,591         --
       Subscription deposits                                          --        413,000
                                                                ----------   ----------
                      Total liabilities                              5,786      413,000
                                                                ----------   ----------

PARTNERS' CAPITAL (Net Asset Value)
       General Partner - 50 units
               outstanding at September 30, 2002
               and 1 unit at December 31, 2001                      51,383          586

       Limited Partners - 1,062.685 units
               outstanding at September 30, 2002
               and 1 unit at December 31, 2001                   1,092,096         --
                                                                ----------   ----------

                      Total partners' capital
                        (Net Asset Value)                        1,143,479          586
                                                                ----------   ----------

                      Total partners' capital and liabilities   $1,149,265   $  413,586
                                                                ==========   ==========

                         See accompanying Notes to the Financial Statements.




                          SHAFFER DIVERSIFIED FUND, LP
                            STATEMENTS OF OPERATIONS
           For the Three Months Ended September 30, 2002 and 2001 and
              For the Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)
                                                        Three Months Ended     Nine Months Ended
                                                          September 30,          September 30,
                                                        2002        2001       2002        2001
INCOME
       Trading gains
               Realized                               $ 36,276    $   --      $ 98,492   $   --
               Change in unrealized                    (54,765)       --        47,211       --
                                                      --------------------    -------------------

                      Gains (losses) from trading      (18,489)       --       145,703       --

       Investment income
               Interest income                           4,473        --        10,402       --
                                                      --------------------    -------------------

                      Total income (loss)              (14,016)       --       156,105       --
                                                      --------------------    -------------------

OPERATING EXPENSES:
       Brokerage trading fees                         $  6,731    $   --      $ 17,918   $   --
       Management fees                                  10,940        --        27,143       --
       Operating expenses                                5,217         663      15,003      1,232
                                                      --------------------    -------------------

                      Total expenses                    22,888         663      60,064      1,232
                                                      --------------------    -------------------
       Net income (loss) before special
               allocation to the General Partner       (36,904)       (663)     96,041     (1,232)

       Special allocation to the general partner         1,505        --        19,052       --
                                                      --------------------    -------------------

       NET INCOME (LOSS) AVAILABLE FOR
               PRO RATA DISTRIBUTION                  $(38,409)   $   (663)   $ 76,989   $ (1,232)
                                                      ====================    ===================


NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
       Weighted average number of units outstanding
               during the period                      1,068.225       2.00    1,051.718      2.00
                                                      ====================    ===================

Net Income (Loss) per unit                            $ (35.96)   $(331.50)   $  73.20   $(616.00)
                                                      ====================    ===================


               See accompanying Notes to the Financial Statements.




                          SHAFFER DIVERSIFIED FUND, LP
                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)

                                                                       2002          2001
                                                                       ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
       Net income (loss)                                             $  96,041    $  (1,232)
       Adjustments to reconcile net income (loss) to
         net cash used in operating activities
               Net change in unrealized - Futures Contracts            (47,211)        --
               Net change in unrealized - US Government Securities      (5,596)
               Net (purchases) of investments
                      in United States Government Securities          (942,485)
               Increase in account payable and
                      accrued expenses                                   5,786         --
                                                                     ---------    ---------

               Net cash used in operating activities                  (893,465)      (1,232)
                                                                     ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
       Addition of units                                               748,000         --
       Sales charges and syndication fees                              (55,550)        --
       Redemption of units and withdrawals                             (58,598)        --
                                                                     ---------    ---------

               Net cash provided by financing activities               633,852         --
                                                                     ---------    ---------

Net decrease in cash and cash equivalents                             (259,613)      (1,232)

CASH AND CASH EQUIVALENTS
       Beginning of period                                             413,586        1,916
                                                                     ---------    ---------

       End of period                                                 $ 153,973    $     684
                                                                     =========    =========

End of period cash and cash equivalents consists of:
       Cash in broker trading accounts                                 153,255         --
       Cash in bank                                                        718          684
                                                                     ---------    ---------

               Total end of period cash and cash equivalents         $ 153,973    $     684
                                                                     =========    =========


Supplemental Disclosure of Non Cash Financing Activities:

       Subscription deposits received in advance                     $ 413,000    $    --
                                                                     =========    =========


               See accompanying Notes to the Financial Statements.



                          SHAFFER DIVERSIFIED FUND, LP
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                 NET ASSET VALUE
              For the Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)

                                                           Total                           Partners' Capital
                                                           Units           General              Limited             Total
                                                        ----------     --------------      -----------------  ------------------
NINE MONTHS ENDED SEPTEMBER 30, 2002
Balances at December 31, 2001                                 2.00     $         (414)              1,000     $           586

Additions                                                1,150.203             50,000           1,111,000           1,161,000

Allocation of net income
      For the nine months ended September 30, 2002:
      Special allocation to the General Partner             18.161             19,052                                  19,052

      Net income available for
      pro rata distribution                                                     3,885              73,104              76,989

Sales charges and syndication fees                                                                (55,550)            (55,550)

Redemptions and withdrawals                                (57.679)           (21,140)            (37,458)            (58,598)
                                                       ------------   ----------------   -----------------   -----------------

Balances at September 30, 2002                           1,112.685     $       51,383    $      1,092,096     $     1,143,479
                                                       ============   ================   =================   =================


NINE MONTHS ENDED SEPTEMBER 30, 2001
Balances at December 31, 2000                                 2.00     $          916               1,000     $         1,916

      Net loss for the nine months
      ended September 30, 2001                                                 (1,232)                  -              (1,232)
                                                       ------------   ----------------   -----------------   -----------------

Balances at September 30, 2001                                2.00     $         (316)   $          1,000     $           684
                                                       ============   ================   =================   =================

Net asset value per unit

      At September 30, 2002                                                               $      1,027.67
                                                                                          ===============

      At December 31, 2001                                                                $       293.00
                                                                                          ===============

      At September 30, 2001                                                               $       342.00
                                                                                          ===============


                 See accompanying Notes to the Financial Statements.

                          SHAFFER DIVERSIFIED FUND, LP
                          NOTES TO FINANCIAL STATEMENTS





The financial statements are unaudited (except for the balance sheet information as of December 31, 2001, which is derived from the Fund's audited financial statements) and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the notes thereto, together with management's discussion and analysis of financial condition and results of operations. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2002, or any future interim period.



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


     E) ORGANIZATION COSTS AND OPERATING EXPENSES


           The General Partner has agreed to pay all expenses associated with the organization of the Fund. Shaffer Asset Management, Inc. has incurred total costs in connection with the organization of the Fund of approximately $463,000 through September 30, 2002.


           The General Partner is disputing fees of approximately $183,000 for legal services provided for the organizational and offering costs of the Fund. The General Partner does not believe this dispute has a material effect on the Fund.


           The General Partner is also responsible for Fund operating expenses, (excluding sales charges, syndication fees, continuing service fees, management fees, incentive allocations, brokerage commissions and extraordinary expenses) in excess of 0.5% of the average monthly net asset value of the Fund. The Fund is only liable for payment of operating expenses on a monthly basis as calculated based on the limitations stated above. If the Fund terminates prior to completion of payment of the calculated amounts to Shaffer Asset, Shaffer Asset will not be entitled to any additional payments, and the Fund will have no further obligation to Shaffer Asset. Shaffer Asset has charged the Fund $3,641 for operating expenses through September 30, 2002.





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





NOTE 4. SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS


     Investments in the Fund are made by subscription agreement, subject to acceptance by Shaffer Asset. As of September 30, 2002 funds received from prospective limited partners whom Shaffer Asset has not yet admitted to the Fund were zero.


     The Fund is not required to make distributions, but a limited partner may request and receive redemption of its Units owned, subject to restrictions in the Partnership Agreement. Early redemption fees charged to the limited partner apply through the first twelve months following purchase ranging from 1% to 4% based on length of investment. After twelve months following purchase of a Unit, no redemption fees will be charged. These fees are payable to the General Partner. Shaffer Asset has received $1,458 in redemption fees for the period ended September 30, 2002.

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


     The amount of required margin and good faith deposits with the broker usually ranges from 10% to 40% of net asset value. The market value of securities held to satisfy such requirements at September 30, 2002 was $199,196, which equals 17.42% of Net Asset Value.


     The unrealized gain (loss) on open futures contracts at September 30, 2002 is comprised of the following:

                  Gross unrealized gains          $ 48,186
                  Gross unrealized losses             (975)
                                                  --------
                  Net unrealized gain             $ 47,211
                                                 =========


     Open contracts generally mature within three months: as of September 30, 2002 the latest maturity date for open futures contracts is December 2002. However the Fund intends to close all contracts prior to maturity.


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





NOTE 6. INTERIM FINANCIAL STATEMENTS


     In the opinion of management, the unaudited interim financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2002, and the results of operations for the three and nine months ending September 30, 2002 and 2001.

NOTE 7. FINANCIAL HIGHLIGHTS


     The following information contains per unit operating performance data for a unit outstanding during the entire three and nine months ended September 30, 2002, and other supplemental financial data. This information has been derived from information presented in the financial statements.



                                                     Three Months Ended   Nine Months Ended
                                                     September 30, 2002  September 30, 2002
                                                          (Unaudited)         (Unaudited)
                                                     ------------------  ------------------

Per Unit Performance (for a unit outstanding from the initial trading period February 14, 2002)

Initial Offering Value Per Unit at February 14, 2002
and Net Asset Value per unit at June 30, 2002          $    1,061.55     $  1,000.00

Sales charges and syndication fees                              --             50.00
                                                       -------------     -----------

Net asset value                                             1,061.55          950.00

Income (loss) from operations:
       Trading gains (losses) *                               (15.61)         142.89
       Investment income                                        4.03            9.73
       Operating expenses **                                  (22.30)         (74.95)
                                                       -------------     -----------

Total income (loss) from operations                           (33.88)          77.67
                                                       -------------     -----------

Net Asset Value Per Unit at September 30, 2002         $    1,027.67     $  1,027.67
                                                       =============     ===========

Total Return Year to Date ***                                  -3.19%           8.18%
                                                       =============     ===========

SUPPLEMENTAL DATA

Ratio to average net assets:
Average net assets                                         1,118,985         572,033
Operating expenses **, +                                        8.72%          18.44%
Investment income +                                             1.60%           2.42%



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





RESULTS OF OPERATIONS


The Fund commenced trading operations February 14, 2002.

The return for the nine months ending September 30, 2002 was 8.18%. Of the 8.18% increase, approximately 12.74% was due to trading gains and approximately .91% was due to interest income offset by approximately 5.47% due to brokerage fees, performance fees, operating fees and administrative costs. An analysis of the 12.74% trading gains by sector is as follows:

                     SECTOR                      % GAIN (LOSS)
                     Interest Rates                    8.29
                     Energies                         (2.25)
                     Currencies                        6.70
                     Metals                           (0.90)
                     Grains                            0.90
                                                     -------
                                                      12.74%
                                                     =======


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



THE FUND'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of September 30, 2002 and the trading gains/losses by market category for the nine months ended September 30, 2002. All open position-trading risk exposures of the Fund have been included in calculating the figures set forth below. As of September 30, 2002 the Fund's total capitalization was approximately $1,143,479.




                                             % OF TOTAL            TRADING
MARKET SECTOR          VALUE AT RISK       CAPITALIZATION        GAIN/(LOSS)*
-------------          -------------       --------------        ------------

Currencies             $  6,480                0.57%                6.70%
Interest Rates         $ 25,920                2.27%                8.29%
Grains                 $  -0-                  -0- %                0.90%
Energies               $ 40,500                3.54%               (2.25%)
Metals                 $ 39,150                3.42%               (0.90%)
                       --------             --------             ---------
   Total               $112,050                9.80%               12.74%
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

The following were the primary trading risk exposures of the Fund as of September 30, 2002, by market sector.

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

Energies

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

The following were the only non-trading risk exposures of the Fund as of September 30, 2002.

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




                                              Shaffer Diversified Fund, LP




                                              By: Shaffer Asset Management, Inc.


                                              General Partner





Date: October 25, 2002







                                              By:

                                              /s/ Bruce Ira Greenberg
                                             -----------------------------------

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