Form 10-K
period 2002-12-31
SHAFFER DIVERSIFIED FUND LP
filed 2003-03-11
CIK 1123429

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                          COMMISSION FILE NO. 333-46550

                                       OR

                        FOR THE TRANSITION PERIOD FROM TO

                          SHAFFER DIVERSIFIED FUND, LP
                (Name of registrant as specified in its charter)

                    DELAWARE                                 13-4132934
                    --------                                 ----------
        (State or other jurisdiction of                   (I.R.S. Employer
         Incorporation or organization)                 Identification No.)

            925 WESTCHESTER AVENUE,                            10604
                                                               -----
             WHITE PLAINS, NEW YORK                          (Zip Code)
             ----------------------
    (Address of principal executive offices)

         Issuer's Telephone Number, including Area Code: (800) 352-5265
                                                         --------------

           Securities registered under Section 12(b) of the Act: NONE

                       Securities registered under Section
                               12(g) of the Act:

                                      NONE
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             -----    ------

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K. Yes  X    No
                                       -----    ------
The Registrant has no voting stock. As of December 31, 2002 there were no Units of Limited Partnership Interests issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Prospectus dated October 25, 2002 included within the Registration Statement on Form S-1 (File No. 333-4655), incorporated by reference into Parts I and II.

                  SHAFFER DIVERSIFIED FUND, LP

                              INDEX

 PART I - FINANCIAL INFORMATION                                        Page No.
 ------------------------------                                        --------

   Item 1.   Financial Statements

             Statements of Financial Condition                               3
             as of December 31, 2002 (unaudited)
             and December 31, 2001 (audited)

             Statements of Operations (unaudited) for the                    4
             Years ended December 31, 2002 and 2001 (audited)


             Statements of Cash Flows (uaudited) for the                     5
             Years Ended December 31, 2002 and 2001 (audited)

             Statements of Changes in Partners' Capital                      6
             (unaudited) for the Years Ended December 31, 2002 and 2001 (audited)


             Notes to Financial Statements (unaudited)                       7


   Item 2.   Management's Discussion and Analysis                           10
             of Financial Condition and Results of Operations


 PART II - OTHER INFORMATION                                                11
 ---------------------------

   Item 1.   Legal Proceedings

   Item 2.   Changes in Securities and Use of Proceeds

   Item 3.   Defaults Upon Senior Securities

   Item 4.   Submission of Matters to a Vote of Security Holders

   Item 5.   Other Information

   Item 6.   Exhibits and Reports on Form 8-K

                          SHAFFER DIVERSIFIED FUND, LP
                        STATEMENTS OF FINANCIAL CONDITION
          DECEMBER 31, 2002 (UNAUDITED) AND DECEMBER 31, 2001 (AUDITED)

                                                                      December 31,    December 31,
                                                                        2002             2001
                                                                      --------         --------
ASSETS:

             Cash                                                         --                586
             Cash in escrow account                                       --            413,000
                                                                      --------         --------
                                                                             0          413,586
                                                                      --------         --------

                   Total assets                                       $      0         $413,586
                                                                      ========         ========
LIABILITIES:
      Subscription deposits                                           $   --           $413,000
                                                                      --------         --------
                   Total liabilities                                         0          413,000
                                                                      --------         --------
PARTNERS' CAPITAL (Net Asset Value)
      General Partner - 0 units
             outstanding at December 31, 2002
             and 1 unit at December 31, 2001                              --                586

      Limited Partners - 0 units
             outstanding at December 31, 2002
             and 1 unit at December 31, 2001                              --               --
                                                                      --------         --------
                   Total partners' capital
                     (Net Asset Value)                                       0              586
                                                                      --------         --------

                   Total partners' capital and liabilities            $      0         $413,586
                                                                      ========         ========


                  See accompanying Notes to the Financial Statements.

                          SHAFFER DIVERSIFIED FUND, LP
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                              Unaudited    Audited
                                                                2002        2001
                                                              --------    --------
INCOME
      Trading gains
             Realized                                         $ 67,441    $   --
             Change in unrealized                                 --          --
                                                              --------    --------

                   Gains (losses) from trading                  67,441           0

      Investment income
             Interest income                                    13,601        --
                                                              --------    --------

                   Total income (loss)                          81,042           0
                                                              --------    --------

OPERATING EXPENSES:
      Brokerage trading fees                                  $ 22,278    $   --
      Management fees                                           33,665        --
      Operating expenses                                        17,112       1,330
                                                              --------    --------

                   Total expenses                               73,055       1,330
                                                              --------    --------
      Net income (loss) before special
             allocation to the General Partner                   7,987      (1,330)

      Special allocation to the general partner                 19,052        --
                                                              --------    --------

      NET INCOME (LOSS) AVAILABLE FOR
             PRO RATA DISTRIBUTION                            $(11,065)   $ (1,330)
                                                              ========    ========


NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
      Weighted average number of units outstanding
             during the period                                1,068.225      2.000
                                                              ========    ========

Net Income (Loss) per unit                                    $ (10.36)   $(665.00)
                                                              ========    ========

               See accompanying Notes to the Financial Statements.

                          SHAFFER DIVERSIFIED FUND, LP
                            STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2002 and 2001

                                                                                  Unaudited      Audited
                                                                                    2002           2001
                                                                                  ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
            Net income (loss)                                                     $   7,987    $  (1,330)
            Adjustments to reconcile net income (loss) to
              net cash used in operating activities
                Net change in unrealized - Futures Contracts                             --           --
                Net change in unrealized - US Government Securities                      --
                Net (purchases) of investments
                             in United States Government Securities                      --
                Increase in account payable and
                             accrued expenses                                            --            --
                                                                                  ---------     ---------
                Net cash used in operating activities                                 7,987        (1,330)
                                                                                  ---------     ---------
CASH FLOWS
FROM FINANCING ACTIVITIES
            Addition of units                                                     1,161,000            --
            Sales charges and syndication fees                                      (55,550)           --
            Redemption of units and withdrawals                                   1,114,023            --
                                                                                  ---------     ---------

                Net cash provided by financing activities                            (8,573)           --
                                                                                  =========     =========

Net decrease in cash and cash equivalents                                              (586)       (1,330)
                                                                                  ---------     ---------

CASH AND CASH EQUIVALENTS
            Beginning of period                                                         586         1,916
            End of period                                                         $       0     $     586
                                                                                  =========     =========

End of period cash and cash equivalents consists of:
            Cash in bank                                                                 --           586
                                                                                  ---------     ---------
                Total end of period cash and cash equivalents                     $       0     $     586
                                                                                  =========     =========

Supplemental Disclosure of Non Cash Financing Activities:

            Subscription deposits received in advance                             $ 413,000     $      --
                                                                                  =========     =========

See accompanying Notes to the Financial Statements

                          SHAFFER DIVERSIFIED FUND, LP
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                 NET ASSET VALUE
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (UNAUDITED)

                                                        Total                       Partners' Capital
                                                        Units         General          Limited         Total
                                                     -----------    -----------      -----------    -----------
YEAR ENDED DECEMBER 31, 2002
Balances at December 31, 2001                               2.00    $      (414)           1,000    $       586

Additions                                              1,150.203         50,000        1,111,000      1,161,000

Allocation of net income
     For the year ended December 31, 2002:
     Special allocation to the General Partner            18.161         19,052                          19,052

     Net income available for
     pro rata distribution                                                 (497)         (10,568)       (11,065)

Sales charges and syndication fees                                                       (55,550)       (55,550)

Redemptions and withdrawals                           (1,170.364)       (68,141)      (1,045,882)    (1,114,023)
                                                     -----------    -----------      -----------    -----------
Balances at December 31, 2002                              0.000    $         0      $         0    $         0
                                                     ===========    ===========      ===========    ===========
Net asset value per unit

     At December 31, 2002                                                            $      0.00
                                                                                     ===========

     At December 31, 2001                                                            $    293.00
                                                                                     ===========

                 See accompanying Notes to the Financial Statements.

                          SHAFFER DIVERSIFIED FUND, LP
                          NOTES TO FINANCIAL STATEMENTS

         The financial statements are unaudited (except for the balance sheet information as of December 31, 2001 and the statement of operations for the year ended December 31, 2001, which is derived from the Fund's audited financial statements) and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods. The financial statements should be read in conjunction with the notes thereto, together with management's discussion and analysis of financial condition and results of operations.

         NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


           A) GENERAL DESCRIPTION


                  Shaffer Diversified Fund, LP (the "Partnership" or the "Fund") was a limited partnership organized on August 29, 2000 under the Delaware Revised Uniform Limited Partnership Act. The Fund was a commodity investment pool. Specifically, the Fund invested in a diversified portfolio consisting primarily of currency, interest rate, grain, metal and energy futures contracts.


                  The Fund discontinued its trading as of December 19, 2002, returned all proceeds of the Fund to the Partners and terminated its existence as of December 31, 2002.


                  The General Partner of the Fund was Shaffer Asset Management, Inc. The General Partner was also the commodity-trading advisor of the Fund. On December 19, 2002, Shaffer Asset Management, Inc. ceased the trading operations of the Fund, returned the proceeds to the Partners, terminated the trading advisory agreement, terminated all other agreements with the Fund and withdrew as the General Partner of the Fund.





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





              E) ORGANIZATION COSTS AND OPERATING EXPENSES


                  The General Partner had agreed to pay all expenses associated with the organization of the Fund. Shaffer Asset Management, Inc. incurred total costs in connection with the organization of the Fund of approximately $463,000 through December 31, 2002. Shaffer Asset Management, Inc has terminated this agreement.




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

         NOTE 2. GENERAL PARTNER AND COMMODITY TRADING ADVISOR


              The General Partner of the Fund was Shaffer Asset Management, Inc. The General Partner was also the commodity-trading advisor of the Fund. On December 19, 2002, Shaffer Asset Management, Inc. closed the Fund, returned the proceeds to the Partners, terminated the trading advisory agreement, terminated all other agreements with the Fund and withdrew as the General Partner of the Fund.


              The General Partner shares in all Fund income and losses to the extent of its interest in the Fund. The General Partner also received on a quarterly basis an incentive allocation from the Fund equivalent to 15% per year of any increase in the cumulative appreciation of the net asset value of the Fund, as defined in the Partnership Agreement.





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





         NOTE 4. SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS


              Investments in the Fund were made by subscription agreement, subject to acceptance by Shaffer Asset.





         NOTE 5. TRADING ACTIVITIES AND RELATED RISKS


              The Fund engaged in the speculative trading of US commodity futures contracts, which are derivative financial instruments.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         OVERVIEW


         Shaffer Diversified Fund, LP (the "Partnership" or the "Fund") was a limited partnership organized on August 29, 2000 under the Delaware Revised Uniform Limited Partnership Act as an investment vehicle that allowed investors to include commodity futures contracts traded on the United States commodity futures markets in their portfolios in the same way that they include mutual funds, money market funds and limited partnerships.


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


         The Fund discontinued its trading as of December 19, 2002, returned all proceeds of the Fund to the Partners and terminated its existence as of December 31, 2002.



         RESULTS OF OPERATIONS


         The Fund commenced trading operations February 14, 2002 and discontinued December 19, 2002. The return for the year ending December 31, 2002 was -0-%.

                           PART II - OTHER INFORMATION


ITEM 1. Legal Proceedings

        None.

ITEM 2. Changes in Securities and Use of Proceeds

         The Fund terminated its trading operations, liquidated all assets, distributes the entire proceeds to the Partners and ceased existence.

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




                                              Shaffer Diversified Fund, LP

                                              By: Shaffer Asset Management, Inc.

                                              General Partner




          Date: January 28, 2003




                                        By:

                                          /s/ Bruce Ira Greenberg
                                          ------------------------
                                          Bruce I Greenberg
                                          Chief Financial Officer

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